Form 10-Q
period 1996-03-31
GUARANTY NATIONAL CORP
filed 1996-05-07
CIK 44358

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter ended March 31, 1996

                 Commission file number  1-10861

                  GUARANTY NATIONAL CORPORATION
                  .............................
     (Exact name of registrant as specified in its charter)

         Colorado                                 84-0445021
         ........                                 ..........
       (State or other jurisdiction of           (I.R.S.Employer
       incorporation or organization)             Identification No.)

                  9800 South Meridian Boulevard
                    Englewood, Colorado 80112
       ..................................................
            (Address of principal executive offices)
                           (Zip Code)

Registrant's telephone number, including area code (303) 754-8400
                    ..........................

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No


As of May 6, 1996, there were 14,961,354 shares of Registrant's $1.00 par value common stock issued and outstanding exclusive of shares held by registrant.

                  GUARANTY NATIONAL CORPORATION
                         Form 10-Q Index
              For the Quarter Ended March 31, 1996



                                                         Page
                                                        Number
PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Independent Accountants' Review Report                    3

          Consolidated Financial Statements:
          Consolidated Balance Sheets at March 31, 1996 and
          December 31, 1995                                         4

          Consolidated Statements of Earnings for
          the three months ended March 31, 1996 and 1995            5

          Consolidated Statements of Cash Flows for
          the three months ended March 31, 1996 and 1995            6

          Notes to Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10

PART 2.  OTHER INFORMATION                                         14

SIGNATURES                                                         15

                GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Guaranty National Corporation

We have reviewed the accompanying consolidated balance sheet of Guaranty National Corporation and subsidiaries (the "Company") as of March 31, 1996, and the related consolidated statements of earnings and cash flows for the three-month periods ended
March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Denver, Colorado
April 29, 1996

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

ASSETS

                                       March 31,          December 31,
                                         1996                 1995
                                      (Unaudited)

Investments (Note 3):
Fixed maturities held to maturity, at
cost                                   $ 83,317            $  75,017
Fixed maturities available for sale,
at market                               375,410              395,198
                                        458,727              470,215
Equity securities, at market             86,933               85,085
Other long-term investments              12,377               11,521
Short-term investments                   50,386               52,257
Total investments                       608,423              619,078
Cash                                     17,962                6,794
Accrued investment income                 6,953                7,603
Accounts receivable, (less allowance
of $400-1996 and 1995)                   53,390               51,638
Reinsurance recoverables and
prepaids, (less allowance of
$200-1996 and 1995) (Note 4)             80,790               81,825
Property and equipment (less
accumulated depreciation of
$10,421-1996 and $9,326-1995)            31,912               31,573
Deferred policy acquisition costs        40,616               37,637
Goodwill (less accumulated
amortization of $5,542-1996
and $5,263-1995)                         33,071               33,133
Deferred income taxes                     5,851                4,216
Other assets                                340                1,676
Total assets                           $879,308             $875,173

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Unpaid losses                          $291,950             $290,156
Unpaid loss adjustment expenses          64,008               64,478
Unearned premiums                       155,193              146,205
Notes payable                           102,250              103,000
Reinsurance payables and deposits         5,629                8,290
Other liabilities                        45,119               47,493
Total liabilities                       664,149              659,622

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock, $.10 par value;
authorized, 6,000,000 shares;
none issued and outstanding
Common stock, $1 par value;
authorized, 30,000,000 shares;
issued 14,961,354 shares-1996 and
1995                                     14,961              14,961
Capital in excess of par                121,050             121,050
Retained earnings                        68,581              64,664
Deferred compensation on restricted
stock                                      (610)               (644)
Net unrealized investment gains          11,177              15,520
Total shareholders' equity              215,159             215,551
Total liabilities and shareholders'
equity                                 $879,308            $875,173

         See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF EARNINGS
            (In thousands, except per share amounts)

                                                  Three Months Ended
                                                      March 31,
                                                   1996        1995
                                                     (Unaudited)
Revenue:
Premiums earned (Note 4)                         $115,470   $ 79,468
Net investment income                               9,253      6,465
Realized investment gains (Note 3)                  1,981        569
                                                  126,704     86,502

Expenses:
Losses and loss adjustment expenses
incurred (Note 4)                                  84,845     52,726
Policy acquisition costs                           29,082     23,076
General and administrative                          3,528      1,912
Interest                                            1,720      1,056
Other                                                 288        197
                                                  119,463     78,967

Earnings before income taxes                        7,241      7,535
Income taxes                                        1,454      1,767

Net earnings                                     $  5,787   $  5,768

Earnings per common share                        $   0.39   $   0.48

Dividends per common share                       $  0.125   $  0.125



See notes to consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)


                                             Three Months Ended
                                                  March 31,
                                              1996        1995
                                                (Unaudited)
Operating Activities:
Premiums collected                           $120,610    $ 78,523
Net investment income collected                 9,997       7,198
Losses and loss adjustment expenses paid      (84,425)    (50,943)
Policy acquisition costs and general and
administrative expenses paid                  (39,789)    (31,720)
Interest paid                                  (1,712)       (481)
Other receipts (payments)                       3,715      (1,150)
Net cash provided by operating activities       8,396       1,427


Investing Activities:
Maturities of fixed maturities held to
maturity                                                    2,104
Maturities of fixed maturities available
for sale                                       15,508         162
Sales of fixed maturities available
for sale                                       22,323       1,262
Sales of equity securities                      9,204       2,974
Net change in short-term investments            1,927       1,409
Purchases of fixed maturities held
to maturity                                    (8,506)     (2,537)
Purchases of fixed maturities available
for sale                                      (24,011)     (5,871)
Purchases of equity securities                 (8,761)     (5,439)
Net change in other long-term investments        (856)        270
Purchases of property and equipment            (1,436)       (949)
Net cash provided by (used in) investing
activities                                      5,392      (6,615)

Financing Activities:
Repayment of notes payable                       (750)
Dividends paid                                 (1,870)     (1,505)
Net cash used in financing activities          (2,620)     (1,505)
Net Increase (Decrease) in Cash                11,168      (6,693)
Cash, Beginning of Period                       6,794       9,609
Cash, End of Period                          $ 17,962    $  2,916




         See notes to consolidated financial statements.

NOTE 1 - GENERAL

  The accompanying unaudited consolidated financial statements of Guaranty National Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to interim reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

  Although these financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1995, for the more complete explanations therein.

  Certain reclassifications have been made to the 1995 financial statements to conform with presentations used in 1996.

NOTE 2 - EARNINGS PER SHARE

  Earnings per common share has been computed using the weighted average number of shares and equivalent shares outstanding of 14,963,367 and 12,064,834 for the three months ended March 31, 1996, and 1995, respectively. The common stock equivalents are stock options which result in a dilutive effect from assumed exercise of the options.

NOTE 3 - INVESTMENTS
  At March 31, 1996, and December 31, 1995, the estimated aggregate fair value of fixed maturities held to maturity was $84,044,000 and $77,143,000, respectively, the cost of fixed maturities available for sale was $371,282,000 and $383,135,000 respectively, and the cost of equity securities was $73,866,000 and $73,271,000 respectively. At March 31, 1996, and
December 31, 1995, the Company had investments in noninvestment grade securities with a cost of $40,085,000 and $36,641,000 respectively, which are carried at fair values of $39,634,000 and $36,356,000 respectively.
  Realized investment gains (losses), which includes gains (losses) on calls of fixed maturities, for the three months ended March 31, 1996 and 1995, as well as a write down for other-than-temporary investment impairments of approximatley $134,000, for the three months ended March 31, 1996, are as follows (in thousands):

                                       March 31,     March 31,
Three Months Ended                       1996          1995

Fixed maturities held to
maturity:
Gains                                 $                $
Losses                                                       (8)
                                                             (8)
Fixed maturities
available for sale:
Gains                                     660                28
Losses                                    (20)
                                          640                28
Equity securities:
Gains                                   1,806             1,059
Losses                                   (465)             (510)
                                        1,341               549
Total                                  $1,981            $  569


NOTE 4 - REINSURANCE

  In the ordinary course of business, the Company reinsures certain risks, generally on an excess of loss basis with other insurance companies. Such reinsurance arrangements serve to limit the Company's maximum loss per occurrence on individual risks to $400,000, and for catastrophes to $500,000. Reinsurance does not discharge the primary liabilitiy of the original insurer. Amounts recoverable from reinsurers are recognized and estimated in a manner consistent with the claim liabilities arising from the reinsured policies and incurred but not reported losses.

  Premiums, losses, and loss adjustment expenses, including the effect of reinsurance, are comprised of (in thousands):

                                Three Months Ended March 31,
                                1996                  1995
                           Written   Earned    Written   Earned
Premiums:
Direct                    $125,202  $118,556  $ 86,617  $ 76,946
Assumed                     11,837     9,559     7,961    14,125
Ceded                      (13,426)  (12,645)  (12,756)  (11,603)
Net                       $123,613  $115,470  $ 81,822  $ 79,468

% Assumed to Net              9.58%               9.73%

Losses and loss
adjustment expenses:      Incurred    Incurred
Direct                    $ 86,357    $ 51,067
Assumed                      4,162       8,113
Ceded                       (5,674)     (6,454)
Net                       $ 84,845    $ 52,726



NOTE 5 - COMMITMENTS AND CONTINGENCIES

    As part of the 1995 Viking acquisition, the Company will pay the Seller, as additional purchase price, two- thirds of any favorable loss development up to $15,000,000, and one-third of any favorable development between $15,000,000 and $20,000,000. The amounts payable will be reduced by 35% to compensate for the applicable tax rate. Included in the cost of the acquisition, was $3,250,000 paid to the Seller as additional purchase price, in anticipation of favorable development of Viking's recorded 1994 and prior accident year loss and loss adjustment expense reserves. The Company and the Seller will initially settle any additional purchase price as of December 31, 1998, and will finalize the settlement as of December 31, 2001. If adverse development results, the Seller will repay to the Company an offsetting amount, after allowance for the tax adjustment, not to exceed the initial $3,250,000 paid to the Seller at the time of acquisition.

     Any payments to or receivables from the Seller, as a result of the positive or negative loss development, will include accrued interest from the acquisition closing date at an annual rate equal to 6.28%, for the initial loss development settlement payment as of December 31, 1998. For the final loss development settlement payment, as of December 31, 2001, the interest rate will equal the mid-term Applicable Federal Rate (as defined in the Internal Revenue Service Code) in effect as of January 1, 1999.

     Management estimates that a payment in excess of the $3,250,000 already paid will ultimately be made to the Seller, and has included an estimated amount of approximately $2,000,000, as well as the corresponding interest payable, in the accompanying balance sheet. Loss and loss adjustment expense reserves of Viking were recorded at the date of acquisition at amounts consistent with the Company's estimates of the additional purchase price that will be paid.

      The Company is subject to litigation in the normal course of operating its insurance business. The Company is not engaged in any litigation which it believes would have a material impact on its financial condition or future results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results for the Quarters Ended March 31, 1996 and March 31, 1995

  Guaranty National Corporation and its subsidiaries (the
"Company") manage their property and casualty business in three operating units. Gross premiums written and GAAP combined ratios by operating unit for the quarters ended March 31, 1996, and 1995, are summarized below:

                                        Three Months Ended
                                            March 31,
                                        1996          1995
                                      (Dollars in thousands)

Personal Lines:
 Gross premiums written               $ 65,282     $ 37,391
 GAAP combined ratio                     101.0%        99.5%
Commercial Lines:
 Gross premiums written               $ 51,964     $ 47,209
 GAAP combined ratio                     104.4%        97.0%
Collateral Protection:
 Gross premiums written               $ 19,793     $  9,978
 GAAP combined ratio                      97.5%        95.7%
Total:
 Gross premiums written               $137,039     $ 94,578
 GAAP combined ratio                     101.6%        97.7%

     On July 18, 1995, the Company completed its acquisition of Viking Insurance Company of Wisconsin ("Viking"). The Viking acquisition has enabled the Company to increase its nonstandard private passenger automobile premiums, as well as allow the Company to expand its personal lines business into new territories, strengthen its personal lines market share position in existing states, and provide further flexibility in marketing the Company's personal lines products. Calendar year 1996 is the first full year in which Viking's operating results are included in the consolidated financial statements. During 1995, Viking's operating results were included in the financial statements from the acquisition closing date forward.

 Personal lines gross premiums written, which includes the Guaranty National and Viking divisions, increased 75% for the first quarter of 1996 compared to the first quarter of 1995. The Viking division accounted for all of the growth, or $34,367,000 of the total personal lines gross premiums written. The Guaranty National division's gross premiums written decreased 17%, or $6,476,000. The decrease in this division was primarily a result of the ongoing effort to reduce business in unprofitable territories, such as Texas and Illinois. As a result of the overall reduction in business, the Guaranty National division's policies in-force at March 31, 1996 declined 12% compared to March 31, 1995.

  The personal lines loss and loss adjustment expense ratio for the first quarter of 1996 was 75.5% compared to 73.1% for the first quarter of 1995. The increased loss and loss adjustment expense ratio was caused by continued higher levels of claim frequency, as noted in 1995. However, the loss and loss adjustment expense ratio for the first quarter of 1996 was an 8.2 and 3.9 point improvement over the same ratio for the third and fourth quarters of 1995, respectively. The personal lines expense ratio was 25.5% for the first quarter of 1996, compared to 26.4% for the first quarter of 1995. The lower expense ratio was primarily caused by reduced contingent commissions under a new contingent plan, which was effective January 1, 1996.

 Commercial lines achieved a 10% growth in gross premiums written for the first quarter of 1996 compared to the first quarter of 1995, primarily as a result of a 38% increase in the specialty division. The majority of the growth in the specialty division came from its personal automobile physical damage program in California, which was implemented in mid-1995. This program accounted for approximately 59% of the specialty division's premium growth during the first three months of 1996. The remaining growth in the specialty division was from higher production in existing specialty programs, which was slightly offset by lower production in the umbrella line of business.

 For several years, the Company has strived to reduce commercial automobile liability gross premiums written, which are written primarily through the general commercial division. As a result of the Company's efforts, commercial automobile liability gross premiums written decreased to 36% of total commercial lines premiums for the first quarter of 1996 compared to 42% for the first quarter of 1995. This decrease reflects growth in other, more profitable commercial coverages, such as commercial automobile physical damage, general liability and property.

 The commercial lines loss and loss adjustment expense ratio for the first quarter of 1996 was 71.3% compared to 65.6% for the same period last year. The losses incurred component increased by 4.7 points and the loss adjustment expenses component increased 1.0 point. These fluctuations were principally caused by increased claim frequency and severity within the commercial unit, primarily related to specialty automobile programs, as well as several large property fire losses.

 The commercial lines expense ratio increased 1.7 points for the first quarter of 1996, due mainly to an increase in the accrual for contingency commissions, as well as a slightly higher front-end commission rate on the rapidly growing commercial programs written through the specialty division. The commercial lines overall GAAP combined ratio increased 7.4 points for the first quarter of 1996 compared to the first quarter of 1995. The higher GAAP combined ratio resulted from the combination of increases in both the loss and expense ratios, discussed above. However, the 104.4% total commercial GAAP combined ratio reported for the first quarter of 1996 was a significant improvement over the 108.0% total commercial GAAP combined ratio reported for the fourth quarter of 1995.

  The collateral protection unit's gross premiums written increased by $9,815,000, or 98%, for the first quarter of 1996 compared to the first quarter of 1995. The notable growth is due to this unit's continued expansion into the Northeastern United States, as well as its two newest products: GAP and mortgage fire. Gross premiums written from the GAP and mortgage fire products for the first quarter of 1996 were $2,806,000 and $1,858,000, respectively. This compares to $92,000 gross premiums written from the GAP program, and no premiums written from the mortgage fire program, during the first quarter of 1995. The Company does not expect the same percentage increase in premium growth over the remainder of 1996.

  The GAAP combined ratio for the collateral protection unit increased to 97.5% for the first quarter of 1996 compared to 95.7% for the first quarter of 1995. The loss ratio component increased 23.2 points in the first quarter of 1996 compared to the first quarter of 1995. The increased loss ratio was a result of higher loss frequency, particularly in the business written in the Northeastern United States and Puerto Rico. However, agents for the collateral protection unit participate in their higher loss ratio through reduced agent contingent commissions. The unit's expense ratio decreased 21.4 points for the first quarter of 1996, compared to the first quarter of 1995, due to these lower agency commissions.

  The Company operates under a reinsurance contract that provides both excess of loss and property catastrophe coverage up to $6,000,000 per occurrence for all major lines of business. For 1996, this primary reinsurance contract serves to limit the Company's maximum loss per occurrence on individual risks to $400,000, and for catastrophes to $500,000. The Company also has purchased an additional layer of catastrophe coverage up to 95% of $14,000,000 per loss occurrence, for total catastrophe protection of $20,000,000. The Company continues to utilize facultative reinsurance for certain risks, primarily umbrella and property coverages.

  The Company's insurance operating units in total showed $463,000 of redundant development on 1995 and prior loss reserves, net of reinsurance, in the first quarter of 1995 compared to $1,108,000 of adverse development in the first quarter of 1995 on 1994 and prior loss reserves, net of reinsurance. This development equates to (0.2%) and 0.6% of net loss reserves carried at the end of the previous years 1995 and 1994, respectively. The redundant development in the first quarter of 1996 was caused primarily by personal automobile incurred but not reported losses being less than expected.

  For the first three months of 1996 and 1995, the Company's catastrophe losses were immaterial. In addition, during the first quarter of 1996, the Company's known exposure to environmental losses, such as asbestos and pollution contamination, did not materially change from year end 1995.

  Overall, the Company reported net earnings for the first quarter of 1996 of $5,787,000, or $0.39 per share, compared to net earnings of $5,768,000, or $0.48 per share, for the first quarter of 1995. Although net earnings remained flat when compared to the first quarter of 1995, they represent an improvement over the previous two quarters, primarily as a result of the progress made by the commercial and personal lines units. Net earnings (loss) for the quarters ended September 30, 1995 and December 31, 1995, were ($4,113,000), or ($0.29) per share, and
$2,423,000, or $0.16 per share, respectively. Earnings per share decreased $0.09 for the first quarter of 1996 compared to the same quarter in 1995, despite flat net earnings, due to an increase in average shares outstanding resulting from the shares issued during 1995 for a European private placement and conversion of subordinated notes to common stock.

  The Company's interest expense increased 63% for the first quarter of 1996 compared to the first quarter of 1995, due to an overall increase in borrowings during 1995. The 1995 borrowings were used to finance the Viking acquisition, and are pursuant to a reducing, revolving credit facility, which provides for a floating interest rate. In order to reduce the risk of changing interest rates, the Company hedged $80,000,000 of the total borrowings until 1998 via two interest rate swap agreements. These agreements give the Company a fixed interest rate of approximately 6.5% on the total notional amount hedged.

  Pretax net investment income increased $2,788,000 in the first quarter of 1996 compared to 1995, while after-tax net investment income increased to $7,201,000 from $5,154,000 for the same period. These increases are due to an increase in average invested assets, which resulted primarily from the addition, effective July 18, 1995, of the Viking investment portfolio and positive operating cash flow. Viking's investment portfolio amounted to approximately $177,400,000 at the date of acquisition.

  The investment yield, on an after-tax basis, for the quarter
remained constant at approximately five percent.   After-tax
realized investment gains in the first quarters of 1996 and 1995 were $1,288,000 and $370,000, respectively, despite recording other-than-temporary investment impairments of $87,000, after-tax, for the three month period ending March 31, 1996. No other-than-temporary investment impairments were recorded during the comparable period in the prior year. The increase was primarily attributable to sales from the Company's equities portfolio, as well as the fixed maturities available for sale portfolio.
During the first quarter of 1996, the strong equity market enabled the Company to take the realized gains without reducing its total investments in equities. The sale of fixed maturities available for sale securities were made in order to reduce the Company's average duration of its bond portfolio. The Company's overall investment portfolio continues to be invested primarily in fixed maturities and short-term investments which represented 84% of the portfolio at both March 31, 1996 and December 31, 1995.

  Securities are classified as available for sale and recorded at fair value, unless they meet the Company's criteria for classification as held to maturity. Such criteria include investment grade bonds with stated maturities of less than 10 years. The Company classified all of Viking's investment portfolio, added as of the acquisition date, as securities available for sale. The unrealized investment gains on fixed maturities available for sale and on equity securities as of March 31, 1996, were $4,128,000 and $13,067,000, respectively.
This compares to unrealized investment gains on fixed maturities available for sale and on equity securities as of December 31, 1995 of $12,063,000 and $11,814,000, respectively. The market value of the Company's fixed maturity investments generally varies inversely with changes in the general level of interest rates. The market value of Federal agency and other mortgage pool securities is subject to additional market value volatility due to the impact of changes in prepayment rates on the mortgages which underlie such securities.

  The Company's holdings in noninvestment grade bonds for the first quarter of 1996 were approximately seven percent of total invested assets, compared to approximately six percent of total invested assets at December 31, 1995. Total investments held by the Company include highly rated fixed maturities (rated AAA or AA) of 55% at both March 31, 1996 and December 31, 1995. The Company continues to maintain a low level of real estate related investments, consisting primarily of federal agency mortgage pools.

Liquidity and Capital Resources

  Positive cash flow from operations of $8,396,000 was generated for the first quarter of 1996 compared to $1,427,000 for the first quarter of 1995. The increase in cash flow was primarily the result of higher premiums collected and increased net investment income. These increases in cash inflows were partially offset by higher levels of loss and loss adjustment expense payments, acquisition expenses related to premium production, and interest expense payments in 1996 compared to 1995. In addition, there are three particular items which affected the increase in cash flow for the first quarter of 1996. First, operating cash flow generated from Viking accounted for approximately $2,000,000 of the overall increase. Second, the Company paid lower agent contingent commissions of $3,110,000 in the first quarter of 1996 compared to $5,982,000 for the same period last year, due to higher loss ratios and lower profitability in 1995 over 1994. Finally, during the first quarter of 1995 the Company made a nonrecurring payment of $1,346,000 to Chicago Insurance Company, for collateral protection business ceded to them as part of a quota share reinsurance agreement, which resulted in decreased cash flow. There was no payment of this nature made during the first quarter of 1996.

  Net cash from investing activities was $5,392,000 for the first quarter of 1996. This compares to net cash used in investing activities for the first quarter of 1995 of $6,615,000. The increase in funds from investing activities during the first three months of 1996, relates to increased proceeds received from maturities of fixed maturities, as well as increased sales of both fixed maturities and equity securities. The increased maturity and sale activities were offset by approximately $29,043,000 of increased investments made in fixed maturities, equity securities and other long-term investments, as well as larger property and equipment purchases, during the first quarter of 1996 compared to the same period in the prior year.

  Cash used in financing activities was $2,620,000 and $1,505,000 for the first quarters of 1996 and 1995, respectively. During the first quarter of 1996, the Company made a $750,000 principal payment on its 6.5% term loan, which was entered into during 1994 in order to purchase furniture and fixtures for the home office facility. This was the first principal payment made on this loan, and future quarterly principal payments will amount to approximately $187,500, until the loan is paid off on April 1, 1999. As of March 31, 1996, the Company had funds available of $10,000,000 under the Company's reducing, revolving credit facility, which was entered into in 1995 to be used in part to fund the Viking acquisition. The Company declared and paid a regular quarterly dividend of $0.125 per share in the first quarters of 1996 and 1995.

  The Company's level of short-term investments was relatively unchanged at 8.3% and 8.4% of total invested assets at March 31, 1996, and December 31, 1995, respectively. The Company maintains sufficient liquidity in its investment portfolio through its short-term investment holdings to meet operating cash payment requirements.

  In February 1996, Viking purchased an office building in Freeport, Illinois at a cost of approximately $1,000,000.
Management intends to move the current Viking Freeport operations into this new building, from a leased facility, during the second quarter of 1996.

  In conjunction with the Viking acquisition, there is an additional purchase price amount which may ultimately paid to the seller depending on Viking's future loss development. The Company has estimated this amount to be approximately $2,000,000, and has included such amount within the balance sheet. See Note 5 to the Consolidated Financial Statements for further discussion of this obligation. There are no other significant contingencies and commitments known to management that would have a material impact on the Company's liquidity, financial condition or future results of operations.

                   PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

  The Company is routinely engaged in litigation incidental to its business; however, in the judgment of the Company's management, there were no pending legal proceedings at March 31, 1996, net of reserves established therefore and giving effect to reinsurance, that will have a materially adverse effect on the results of the Company's operations.

ITEM 2.   CHANGES IN SECURITIES

  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5.     OTHER INFORMATION

      None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

         None

         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed by the Registrant during the quarter.

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Guaranty National Corporation

                                      By: s/Roger B. Ware
                                      Roger B. Ware, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                      By: s/Michael L. Pautler
                                      Michael L. Pautler, Senior
                                      Vice President-Finance and
                                      Treasurer
                                      (Principal Financial Officer)

                                      By: s/Shelly J. Hengsteler
                                      Shelly J. Hengsteler
                                      Controller and Assistant Treasurer
                                      (Principal Accounting Officer)

DATE:  May  6, 1996