Form 10-Q
period 1996-06-30
GUARANTY NATIONAL CORP
filed 1996-08-07
CIK 44358

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter ended June 30, 1996

                 Commission file number  1-10861

                  GUARANTY NATIONAL CORPORATION
    .................................................................
                     ............................
        (Exact name of registrant as specified in its charter)

         Colorado                                 84-0445021
   .................                         ...................
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                  9800 South Meridian Boulevard
                    Englewood, Colorado 80112
       ..................................................
            (Address of principal executive offices)
                           (Zip Code)

Registrant's telephone number, including area code  (303) 754-8400
                                                    ...............

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


     As of August 5, 1996, there were 14,975,497 shares of Registrant's $1.00 par value common stock issued and outstanding exclusive of shares held by Registrant.

                  GUARANTY NATIONAL CORPORATION
                         Form 10-Q Index
               For the Quarter Ended June 30, 1996



                                                         Page
                                                        Number
PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Independent Accountants' Review Report                      3

          Consolidated Financial Statements:
          Consolidated Balance Sheets at June 30, 1996 and
          December 31, 1995                                           4

          Consolidated Statements of Earnings for the six months
          and three months ended June 30, 1996 and 1995               5

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1996 and 1995                                6

          Notes to Consolidated Financial Statements                  7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        11

PART 2.   OTHER INFORMATION                                          17

SIGNATURES                                                           18

                 PART 1 - FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Guaranty National Corporation

  We have reviewed the accompanying consolidated balance sheet of Guaranty National Corporation and subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of earnings and cash flows for the six-month and three-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP

Denver, Colorado
July 24, 1996

                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)

                             ASSETS

                                  June 30,       December 31,
                                   1996              1995
                                        (Unaudited)
Investments (Note 3):
Fixed maturities held to
maturity, at cost                 $ 85,470         $ 75,017
Fixed maturities
available for sale, at market      366,044          395,198
                                   451,514          470,215
Equity securities, at market        89,543           85,085
Other long-term investments         12,278           11,521
Short-term investments              64,284           52,257
Total investments                  617,619          619,078
Cash                                16,091            6,794
Accrued investment income            7,775            7,603
Accounts receivable,
(less allowance of $400 -
1996 and 1995)                      52,489           51,638
Reinsurance recoverables
and prepaids, (less
allowance of $200 - 1996
and 1995) (Note 4)                  78,762           81,825
Property and equipment
(less accumulated
depreciation of
$11,414 - 1996; $9,326 -
1995)                               31,348           31,573
Deferred policy
acquisition costs                   42,228           37,637
Goodwill (less
accumulated amortization
of $5,858 - 1996;
$5,263 - 1995)                      34,974           33,133
Deferred income taxes                5,792            4,216
Other assets                         1,739            1,676
Total assets                      $888,817         $875,173

              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses                     $294,474         $290,156
Unpaid loss adjustment expenses     62,566           64,478
Unearned premiums                  157,428          146,205
Notes payable                      102,063          103,000
Reinsurance payables and deposits    6,141            8,290
Other liabilities                   47,868           47,493
Total liabilities                  670,540          659,622

Commitments and
contingencies (Notes 6)

Shareholders' equity:
Preferred stock, $.10 par
value; authorized,
6,000,000 shares;
none issued and
outstanding
Common stock, $1 par
value; authorized,
30,000,000 shares;
issued 14,975,497 shares
- - 1996 and 14,961,354
shares - 1995                       14,975           14,961
Capital in excess of par           121,264          121,050
Retained earnings                   71,935           64,664
Net unrealized investment gains     10,103           15,520
Deferred compensation on
restricted stock (Note 5)                              (644)
Total shareholders' equity         218,277          215,551
Total liabilities and
shareholders' equity              $888,817         $875,173

         See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF EARNINGS
            (In thousands, except per share amounts)


                      Six Months Ended                 Three Months Ended
                          June 30,                         June 30,
                    1996            1995             1996              1995
                         (Unaudited)                         (Unaudited)

Revenue:
Premiums earned
(Note 4)          $234,419        $161,072         $118,949          $81,604
Net investment
income              18,519          13,377            9,266            6,912
Realized investment
gains (losses)
(Note 3)             3,589             359            1,608             (210)
                   256,527         174,808          129,823           88,306

Expenses:
Losses and loss
adjustment expenses
incurred (Note 4)  168,507         108,573           83,662           55,847
Policy acquisition
costs               60,560          46,187           31,478           23,111
General and
administrative       6,925           3,420            3,397            1,508
Interest             3,403           2,125            1,683            1,069
Other                  783             393              495              196
Nonrecurring tender
offer charge
(Note 5)             2,163                            2,163
                   242,341         160,698          122,878           81,731

Earnings before
income taxes        14,186          14,110            6,945            6,575
Income taxes         3,174           3,491            1,720            1,724
Net earnings       $11,012         $10,619           $5,225           $4,851

Earnings per
common share       $  0.74         $  0.87           $ 0.35           $ 0.40

Dividends per
common share       $  0.25         $  0.25           $0.125           $0.125


                      See notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                             Six Months Ended
                                                  June 30,
                                            1996          1995
                                                (Unaudited)
Operating Activities:
Premiums collected                         $243,895      $157,671
Net investment income collected              18,463        12,820
Losses and loss adjustment expenses
paid                                       (166,909)     (106,910)
Policy acquisition costs and general
and administrative expenses paid            (72,644)      (53,612)
Interest paid                                (3,372)       (2,767)
Federal income taxes paid                        (6)       (3,307)
Nonrecurring tender offer charge               (102)
Other receipts                                  (57)        3,926
Net cash provided by operating
activities                                   19,268         7,821

Investing Activities:
Maturities of fixed maturities held to
maturity                                      2,000         7,646
Maturities of fixed maturities
available for sale                           32,309           752
Sales of fixed maturities available for
sale                                         31,389        13,377
Sales of equity securities                   17,811         7,334
Net change in short-term investments        (11,925)       11,414
Sales of property and equipment                 264           173
Purchases of fixed maturities held to
maturity                                    (12,858)       (4,938)
Purchases of fixed maturities available
for sale                                    (43,944)      (24,598)
Purchases of equity securities              (17,397)       (4,489)
Net change in other long-term
investments                                    (757)          163
Acquisition of subsidiaries                                  (802)
Purchases of property and equipment          (2,238)       (1,240)
Net cash, provided by (used in)
investing activities                         (5,346)        4,792


Financing Activities:
Repayment of notes payable                    (938)       (53,000)
Proceeds from sale of common stock                         24,247
Proceeds from issuance of notes payable                    28,616
Dividends paid                              (3,741)        (3,012)
Proceeds from exercise of stock options         54            550
Net cash (used in) financing activities     (4,625)        (2,599)
Net increase (decrease) in cash              9,297         10,014
Cash, beginning of period                    6,794          9,609
Cash, end of period                        $16,091        $19,623

Non-Cash financing transactions:
Conversion of Orion debt                   $              $(8,667)
Issuance of common stock                                    2,652
Conversion of Orion debt from treasury
stock                                                       6,015
Restricted stock forfeitures                                   81




         See notes to consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        For the Six and Three Months Ended June 30, 1996

NOTE 1 - GENERAL

  The accompanying unaudited consolidated financial statements of Guaranty National Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to interim reporting and do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

  On July 18, 1995, the Company acquired Viking Insurance Company of Wisconsin ("Viking") in a business combination accounted for as a purchase. In 1995, Viking's results of operations were included in the consolidated financial statements from the date of acquisition forward. Calendar year 1996 is the first full year in which Viking's operating results are included in the consolidated financial statements.

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

NOTE 2 - EARNINGS PER SHARE

  Earnings per common share has been computed using the weighted average number of shares and equivalent shares outstanding of 14,967,244 and 12,167,310 for the six months ended June 30, 1996 and 1995, and 14,972,525 and 12,274,530 for the three months ended June 30, 1996 and 1995, respectively. The common stock equivalents are stock options which result in a dilutive effect from assumed exercise of the options.

NOTE 3 - INVESTMENTS

     At June 30, 1996 and December 31, 1995, the estimated aggregate fair value of fixed maturities held to maturity was $85,653,000 and $77,143,000, respectively, the cost of fixed maturities available for sale was $365,097,000 and $383,135,000, respectively, and the cost of equity securities was $74,947,000 and $73,271,000, respectively. At June 30, 1996 and December 31, 1995, the Company had investments in non-investment grade securities with a cost of $49,384,000 and $36,641,000, which are carried at fair values of $48,359,000 and $36,356,000, respectively.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        For the Six and Three Months Ended June 30, 1996

  Realized investment gains (losses), which include gains (losses) on calls and maturities of fixed maturities, for the six and three months ended June 30, 1996 and 1995, and write downs for other-than-temporary investment impairments of approximately $434,000 and $300,000 for the six and three months ended June 30, 1996, and approximately $750,000 for the six and three months ended June 30, 1995, are as follows (in thousands):

                           Six Months Ended      Three Months Ended
                            June 30, 1996          June 30, 1996

Fixed maturities held
to maturity:
Gains                      $                      $
Losses

Fixed maturities available
for sale:
Gains                         948                    288
Losses                       (203)                  (183)
                              745                    105

Equity securities:
Gains                       4,048                  2,242
Losses                     (1,204)                   739
                            2,844                  1,503
Total                      $3,589                 $1,608


                           Six Months Ended        Three Months Ended
                            June 30, 1995            June 30, 1995

Fixed maturities held
to maturity:
Gains                       $   40                $     40
Losses                        (269)                   (261)
                              (229)                   (221)

Fixed maturities available
for sale:
Gains                        1,014                     986
Losses                      (1,940)                 (1,940)
                              (926)                   (954)

Equity securities:
Gains                        2,060                   1,001
Losses                        (546)                    (36)
                             1,514                     965
Total                       $  359                  $ (210)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        For the Six and Three Months Ended June 30, 1996

NOTE 4 - REINSURANCE

  In the ordinary course of business, the Company reinsures certain risks, generally on an excess of loss basis with other insurance companies. Such reinsurance arrangements serve to limit the Company's maximum loss per occurrence on individual risks to $400,000, and for catastrophes to $500,000. Reinsurance does not discharge the primary liability of the original insurer. Amounts recoverable from reinsurers are recognized and estimated in a manner consistent with the claim liabilities arising from the reinsured policies and incurred but not reported losses.


  Premiums, losses, and loss adjustment expenses, including the effect of reinsurance, are comprised of (in thousands):

                Six Months Ended June 30,      Three Months Ended June 30,
               1996              1995           1996                1995
         Written  Earned    Written  Earned   Written  Earned  Written  Earned
Premiums:
Direct $247,392 $240,242 $173,689 $159,283 $122,190 $121,686  $87,072 $82,337
Assumed  22,990   19,276   16,682   25,761   11,153    9,717    8,721  11,636
Ceded   (26,027) (25,099) (26,050) (23,972) (12,601) (12,454) (13,294)(12,369)
Net    $244,355 $234,419 $164,321 $161,072  $120,742 $118,949 $82,499 $81,604

% Assumed
to Net   9.41%             10.15%             9.24%             10.57%

                     Incurred      Incurred       Incurred       Incurred
Losses and loss
adjustment
expenses:
Direct              $163,275       $117,924       $76,918        $66,857
Assumed               20,096         16,723        15,934          8,610
Ceded                (14,864)       (26,074)       (9,190)       (19,620)
Net                 $168,507       $108,573       $83,662        $55,847


NOTE 5 - NONRECURRING TENDER OFFER CHARGE

     On May 8, 1996, Orion Capital Corporation and certain of its subsidiaries ("Orion" or "Purchasers") commenced a cash tender offer (the "Offer") to purchase up to 4,600,000 shares of common stock of the Company at price of $17.50 per share. At the time the tender offer was made, Orion owned approximately 49.5 percent of the Company's outstanding common stock.

     As a result of the Offer the Company incurred costs of approximately $2,163,000, in the second quarter of 1996, for legal fees, investment advisor fees, printing fees, director's fees, and compensation expense resulting from the acceleration of unvested restricted stock grants and stock options.

  On July 2, 1996, Orion announced that it had successfully completed the Offer, and that it had purchased the 4,600,000 shares of the Company's common stock at an amended price of $18.50 per share. According to the Depository for the Offer, 6,774,515 shares of the Company's shares were tendered and not withdrawn pursuant to the Offer. The proration factor used by Orion to purchase the tendered shares was .67901168. The purchase of the tendered shares brings Orion's ownership interest in the Company to approximately 80.3%, or 12,009,942 of the current outstanding shares of the Company. For further information related to the Orion Offer refer to the Company's report on Schedule 14D-9, filed with the Securities and Exchange Commission on May 22, 1996, and amendments thereto, filed on June 1, 1996, June 7, 1996 and June 19, 1996.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        For the Six and Three Months Ended June 30, 1996

  On July 17, 1996, Orion purchased an additional 120,000 shares of the Company's common stock in the open market. The purchase of these additional shares brings Orion's ownership level in the Company to 81.0%.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

 As part of the 1995 Viking acquisition, the Company will pay the Seller, as additional purchase price, two-thirds of any favorable loss development up to $15,000,000, and one-third of any favorable development between $15,000,000 and $20,000,000. The amounts payable will be reduced by 35% to compensate for the applicable tax rate. Included in the cost of the acquisition was $3,250,000 paid to the Seller as additional purchase price, in anticipation of favorable development of Viking's recorded 1994 and prior accident year loss and loss adjustment expense reserves. The Company and the Seller will initially settle any additional purchase price as of December 31, 1998, and will finalize the settlement as of December 31, 2001. If adverse development results, the Seller will repay to the Company an offsetting amount, after allowance for the tax adjustment, not to exceed the initial $3,250,000 paid to the Seller at the time of acquisition.

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

 Management estimates that a payment in excess of the $3,250,000 already paid will ultimately be made to the Seller, and has included an estimated amount of approximately $4,104,000, as well as the corresponding interest payable, in the accompanying balance sheet. Loss and loss adjustment expense reserves of Viking were recorded at the date of acquisition at amounts consistent with the Company's estimates of the additional purchase price that will be paid.

  As discussed in the Company's report on Schedule 14D-9, filed with the Securities and Exchange Commission on May 22, 1996, as amended on June 1, 1996, June 7, 1996 and June 19, 1996, three separate complaints naming the Company and one or more of its directors, and Orion, as defendants were filed on behalf of the Company's shareholders, alleging that the Orion tender offer was unfair and inadequate. On July 2, 1996, counsel for Orion and the Company signed a Memorandum of Understanding providing for the settlement and dismissal of the three cases, based on the revisions which the Purchasers had made in the terms of the Offer to Purchase. In the judgment of the Company's management, the costs incurred to defend and settle these complaints will not have a materially adverse effect on the results of the Company's operations. The estimated settlement costs have been accrued in the Company's financial statements as of June 30, 1996, as part of the nonrecurring charge discussed in Note 5.

 In addition to the three complaints described above, the Company is subject to litigation in the normal course of operating its insurance business. The Company is not engaged in any such litigation which it believes would have a material impact on its financial condition or results of operations, taking into account the reserves established therefore and giving effect to insurance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS

Results for the First Six Months of 1996 Compared to the First
Six Months of 1995

  Guaranty National Corporation and its subsidiaries (the
"Company") manage their property and casualty business in three operating units. Gross premiums written and GAAP combined ratios by operating unit for the six months ended June 30, 1996 and 1995, are summarized below:

                                              Six Months Ended
                                                  June 30,
                                              1996        1995
                                          (Dollars in thousands)

Personal Lines:
 Gross premiums written                       $127,244   $ 70,777
 GAAP combined ratio                              99.8%      99.4%
Commercial Lines:
 Gross premiums written                       $105,143   $ 97,393
 GAAP combined ratio                             103.4%      97.7%
Collateral Protection:
 Gross premiums written                       $ 37,995   $ 22,201
 GAAP combined ratio                              96.9%      95.9%
Total:
 Gross premiums written                       $270,382   $190,371
 GAAP combined ratio                             100.7%      98.3%

      On July 18, 1995, the Company completed its acquisition of Viking Insurance Company of Wisconsin ("Viking"). The Viking acquisition has enabled the Company to increase its nonstandard private passenger automobile premiums written, as well as allowing the Company to expand its personal lines business into new territories, strengthen its personal lines market share position in existing states, and provide further flexibility in marketing the Company's personal lines products. Calendar year 1996 is the first full year in which Viking's operating results are included in the consolidated financial statements. During 1995, Viking's operating results were included in the financial statements from the acquisition closing date forward.

  In July 1996, management announced a decision to merge the Viking and Guaranty National personal lines divisions into one integrated personal lines unit. The Company will continue to offer both the Viking one-month down product and the Guaranty National six-month product. Management believes that the combination of these complementary products will offer the broadest range of downpayment and total price options available in selected markets. Management also feels that providing a single point of contact for claims handling, processing, customer service and sales, with respect to these multiple product offerings, will create efficiencies within the Company. As a result, personal lines financial information will no longer be delineated by division.

   Personal lines gross premiums written, which includes the Guaranty National and Viking divisions, increased approximately 80% for the first six months of 1996, compared to the first six months of 1995. The premium volume growth was a result of the Viking business, particularly in California. This state had not been served by the Company before the Viking acquisition. The state of California represented approximately $39,378,000, or 31%, of the unit's gross premiums written for the six months ended June 30, 1996. The increase resulting from the California business was offset by decreases in gross premiums written in Colorado, Ohio, Virginia and other smaller premium states.
During the first half of 1996, the personal lines unit introduced new products in Indiana, Minnesota and Oregon, and entered a new market in Pennsylvania.

  The personal lines loss (incurred losses and loss adjustment expense) ratio for the first six months of 1996 was 74.4%, compared to 73.0% for the first six months of 1995. The increased loss ratio was caused mainly by higher claim frequency. The personal lines expense ratio was 25.4% for the first six months of 1996, compared to 26.4% for the first six months of 1995. The lower expense ratio was caused primarily by reduced commissions, coupled with continued efforts to improve operating efficiencies.

 During the first six months of 1996, commercial lines gross premiums written increased approximately 8% when compared to the same period in the prior year. The overall increase was a combination of 27% and 13% increases in the gross premiums written in the specialty and standard divisions, respectively, offset by a 5% decrease in gross premiums written in the general division. Approximately 51% of the growth in the specialty division came from its personal automobile physical damage program in California, which was implemented in mid-1995. This program accounted for $6,080,000 of this division's gross premiums written during the first half of the year. The standard division growth was from new business generated outside of the Rocky Mountain region. Although the general division's gross premiums written declined slightly during the first six months of 1996 when compared to the same period in the prior year, this division generated higher gross premiums written in the second quarter than during the first quarter of 1996. Management believes that this division has begun to stabilize its premium volume.

 For several years, the Company has striven to reduce commercial automobile liability gross premiums written, which are written primarily through the general commercial division, and to increase its other, more profitable, commercial coverages, such as commercial automobile physical damage, general liability and property. As a result, commercial automobile liability gross premiums written decreased to 37% of total commercial lines premiums for the first six months of 1996, compared to 42% for the first six months of 1995.

 The commercial lines loss ratio for the first six months of 1996 was 70.9%, compared to 67.3% for the same period last year. The losses incurred and loss adjustment expense components increased by 3.3 points and 0.3 points, respectively. The higher loss ratio is primarily due to increased claim frequency and severity related to specialty automobile programs, as well as a number of large fire and hail storm losses within the specialty and standard divisions. The commercial lines expense ratio increased
2.1 points for the first six months of 1996, compared to the same period last year due to higher contingent commissions and a slightly-higher front-end commission rate on growing commercial programs written through the specialty division.

  The collateral protection unit's gross premiums written increased 71% for the first six months of 1996, compared to the first six months of 1995, due primarily to geographic expansion into the Northeast and its newest product, mortgage fire. The Company does not expect the same percentage increase in this unit's premium growth over the second half of 1996, as compared to the first half of 1996.

  The collateral protection unit's loss ratio was 63.5% and 49.5% for the first six months of 1996 and 1995, respectively. The majority, or 12.9 points, of the increase related to the losses incurred component, while the remainder was attributable to the loss adjustment expense component. The increased loss ratio is due to higher loss experience in the Northeast blanket and the Puerto Rico collateral protection programs, as a result of increased loss frequency. In an effort to improve this unit's loss ratio, the Company implemented underwriting and pricing adjustments in the Northeastern United States, and the problematic Puerto Rico account was canceled. The unit's expense ratio decreased 13.0 points for the first six months of 1996, compared to the first six months of 1995, due most significantly to a reduction in agency commissions, which are proportionately reduced by the increased loss ratio, which is discussed above.

  The Company operates under a reinsurance contract that provides both excess of loss and property catastrophe coverage up to $6,000,000 per occurrence for all major lines of business. This primary reinsurance contract for 1996 is with National Reinsurance Corporation ("NRC"), and serves to limit the Company's maximum loss per occurrence on individual risks to $400,000, and for catastrophes to $500,000. The Company also has purchased an additional layer of catastrophe coverage up to 95% of $14,000,000 per loss occurrence, for total catastrophe protection of $20,000,000. The Company continues to utilize facultative reinsurance for certain risks, primarily umbrella and property coverages.

  The NRC reinsurance contract, discussed above, is scheduled to terminate in 1998, but is cancelable upon a change in control of NRC. NRC has entered into a definitive merger agreement with General Reinsurance Corporation. Once this merger is effective, the Company plans to renegotiate its reinsurance coverage with NRC, and expects a more favorable cost structure with similar terms and conditions.

  The Company's insurance operating units in total showed $251,000 of favorable development on 1995 and prior loss reserves, net of reinsurance, in the first six months of 1996, compared to $3,473,000 of adverse development in the first six months of 1995 on 1994 and prior loss reserves, net of reinsurance. This development equates to (0.2%) and 1.9% of net loss reserves at the end of the previous years 1995 and 1994, respectively. The commercial lines and personal lines units had favorable development of $142,000 and $1,552,000, respectively, due primarily to "incurred but not reported" losses being less than expected. The collateral protection unit had adverse development of $1,443,000, which is mainly attributable to the increased loss frequency discussed above. This collateral protection adverse development had only minimal impact on net earnings because of a corresponding over-accrual of contingent commissions.

  During the first six months of 1996, the Company's known exposure to environmental losses remained consistent with the activity reported as of December 31, 1995. Considering the minimal claim activity to date and the nature of the business written, primarily commercial automobile coverage, the Company continues to believe that a material exposure to environmental losses does not exist.

  For the six month period ended June 30, 1996, the Company's catastrophe losses amounted to approximately $1,040,000, or seven cents per share, net of tax and reinsurance recoveries. This compares to catastrophe losses of $737,000, or six cents per share, net of tax and reinsurance recoveries, during the six month period ended June 30, 1995. These catastrophic losses primarily related to storms in the Central United States. The Company's management believes that its exposure to such catastrophic losses is limited due to the spread of geographic coverage and the prudent level of reinsurance retention in the event of a single loss.

  On May 8, 1996, Orion Capital Corporation and certain of its subsidiaries ("Orion"), commenced a cash tender offer (the "Offer") to purchase up to 4,600,000 shares of the Company's common stock. As a result of the Offer, the Company incurred costs of approximately $1,778,000, or $.12 per share, net of tax, for expenses related to the Offer. These costs were classified as nonrecurring in the Company's June 30, 1996 Consolidated Financial Statements. See Note 5 to the Consolidated Financial Statements for further discussion of these costs.

  Overall, the Company reported net earnings for the first six months of 1996 of $11,012,000, or $.74 per share, compared to net earnings for the first six months of 1995 of $10,619,000, or $.87 per share. The decrease in earnings per share resulted from a 2,800,000 increase in the average shares outstanding for the first six months of 1996, compared to the first six months of 1995. This reflects the shares issued during 1995 for a European private placement and conversion of subordinated notes to common stock.

  The Company's interest expense increased 60% to $3,403,000 for the first six months of 1996, compared to the first six months of 1995, due to an overall increase in borrowings during 1995. The increased borrowings were used to finance the Viking acquisition, and are pursuant to a reducing, revolving credit facility, which provides for a floating interest rate. In order to reduce the risk of changing interest rates, the Company hedged $80,000,000 of the total borrowings until 1998 via two interest rate swap agreements. The agreements give the Company a fixed interest rate of approximately 6.5% on the total notional amount hedged.

  Pretax net investment income increased $5,142,000 in the first six months of 1996, compared to 1995, while after-tax net investment income increased to $14,405,000 from $10,579,000 for the same period. These increases are due to an increase in average invested assets, which resulted primarily from the addition, effective July 18, 1995, of the Viking investment portfolio and positive operating cash flow. Viking's investment portfolio amounted to approximately $177,400,000 at the date of acquisition.

   The investment yield, on an after-tax basis, for the first six months of 1996 remained constant at approximately five percent. After-tax realized investment gains in the first six months of 1996 and 1995 were $2,333,000 and $234,000, respectively. The after-tax realized investment gains for the first six months of 1996 and 1995, include the effects of a $282,000 and $488,000, respectively, after-tax, permanent investment impairment recorded by the Company. The increase in after-tax realized investment gains was attributable to sales from the Company's equities and fixed maturities available for sale portfolios. During the first six months of 1996, the strong equity market enabled the Company to take the realized gains without reducing its total investments in equities. The sale of fixed maturities available for sale securities were made in order to reduce the Company's average duration of its bond portfolio. The Company's overall investment portfolio continues to be invested primarily in fixed maturities and short-term investments, which represented 84% of the portfolio at both June 30, 1996 and December 31, 1995.

  Securities are classified as available for sale and recorded at fair value, unless they meet the Company's criteria for classification as held to maturity. Such criteria include investment grade bonds with stated maturities of less than ten years. The Company classified all of Viking's investment portfolio, added as of the acquisition date, as securities available for sale. The unrealized investment gains on fixed maturities available for sale and on equity securities as of June 30, 1996, were $947,000 and $14,596,000, respectively. This compares to unrealized investment gains on fixed maturities available for sale and on equity securities as of December 31, 1995 of $12,063,000 and $11,814,000, respectively. The market value of the Company's fixed maturity investments generally varies inversely with changes in the general level of interest rates. The market value of federal agency and other mortgage pool securities is subject to additional market value volatility due to the impact of changes in prepayment rates on the mortgages which underlie such securities.

  The Company's holdings in noninvestment grade bonds for the first six months of 1996 were approximately eight percent of total invested assets, compared to approximately six percent of total invested assets at December 31, 1995. Total investments held by the Company include highly rated fixed maturities (rated AAA or AA) of 54% at June 30, 1996, and 55% at December 31, 1995. The Company continues to maintain a low level of real estate related investments, consisting primarily of federal agency mortgage pools.

Results for the Quarters Ended June 30, 1996 and June 30, 1995

  Gross premiums written and GAAP combined ratios by operating unit, for the quarters ended June 30, 1996 and 1995, are summarized below:

                                               Three Months Ended
                                                   June 30,
                                               1996          1995
                                              (Dollars in thousands)
Personal Lines:
 Gross premiums written                       $ 61,962      $ 33,386
 GAAP combined ratio                              98.8%         99.4%
Commercial Lines:
 Gross premiums written                       $ 53,179      $ 50,184
 GAAP combined ratio                             102.4%         98.6%
Collateral Protection:
 Gross premiums written                       $ 18,202      $ 12,223
 GAAP combined ratio                              96.3%         96.3%
Total:
 Gross premiums written                       $133,343      $ 95,793
 GAAP combined ratio                              99.6%         98.6%

     Personal lines gross premiums written increased 86% for the second quarter of 1996, compared to the second quarter of 1995. The increase in gross premiums written was due principally to premium generated from the Viking division, which was offset by a decline in premiums in several states as a result of significant rate increases that were implemented over the previous few quarters. The 0.6 point decrease in the GAAP combined ratio was caused principally by "incurred but not reported" losses being lower than expected.

     The commercial lines gross premiums written reflected growth of 6% for the second quarter of 1996, compared to the second quarter of 1995. The growth was due primarily to increases in the specialty and standard commercial divisions of 17% and 19%, respectively, offset by a 5% decrease in the general commercial
division.   The commercial lines GAAP combined ratio increased
3.8 points for the second quarter of 1996, compared to the second quarter of 1995. Of the total increase in the GAAP combined ratio, 2.4 points was the result of increased expenses due to higher commissions. The remaining increase was due primarily to a higher losses incurred component, which is attributable to higher claim frequency in certain automobile programs, as well as the frequency of losses incurred from hail storms.

  The collateral protection unit's gross premiums written increased 49% for the second quarter of 1996, compared to the second quarter of 1995, due to geographic expansion and two of its newest products: GAP and mortgage fire. The unit's GAAP combined ratio remained constant at 96.3% for the three month period ended June 30, 1996, compared to the same period in the prior year. The consistent GAAP combined ratio resulted from an increased loss ratio, which was offset proportionately by a decreased expense ratio.

Liquidity and Capital Resources

  Positive cash flow from operations of $19,268,000 was generated for the first six months of 1996 compared to $7,821,000 for the first six months of 1995. The significant increase in operating cash flow was primarily the result of higher premiums and net investment income collected, which were offset by increased loss payments and acquisition expenses related to premium production, as well as increased interest expense in the first six months of 1996, compared to the same period in 1995. Two items, in particular, affected the increase in operating cash flow during the first half of 1996. First, the Company paid $1,720,000 less in agent contingent commissions, compared to the first half of 1995. The lower contingent commission payments were due to higher loss ratios and lower profitability in 1995. Second, during the first six months of 1995 the Company made a nonrecurring payment of $1,346,000 to Chicago Insurance Company for collateral protection business ceded to them as part of a quota share reinsurance agreement. This payment resulted in decreased operating cash flow during the first half of 1995. There was no payment of this nature made during the first half of 1996.

  Net cash used in investing activities was $5,346,000 for the first six months of 1996, compared to net cash provided from investing activities of $4,792,000 for the first six months of 1995. The increase in funds used in investing activities in 1996 relates primarily to increases in all types of investments, including fixed maturities, equity securities, short and long term investments. These increased investment acquisitions were partially offset by cash proceeds received from maturities of short term and fixed maturity investments, as well as sales of equity and fixed maturity securities. Overall, the change in funds provided by investing activities in 1995 compared to funds used in 1996 corresponds to the increase in cash flow from operations.

  Cash used in financing activities was $4,625,000 and $2,599,000 for the first six months of 1996 and 1995, respectively. The Company declared and paid a regular quarterly dividend of $.125 a share in the first two quarters of 1996 and 1995. During the first six months of 1996, the Company made approximately $938,000 in principal payments on its 6.5% term loan, which was entered into during 1994 in order to purchase furniture and fixtures for the home office facility. The Company will continue to make principal payments on this loan, amounting to $187,500 each quarter, until it is paid off on April 1, 1999. As of June 30, 1996, the Company had $10,000,000 available under its reducing, revolving credit facility, which was entered into in 1995 and used in part to fund the Viking acquisition.

  The Company's level of short-term investments was 10.4% and 8.4% of total invested assets at June 30, 1996, and December 31, 1995, respectively. The increase is due to a decision made by the Company's management to reduce the average duration of its bond portfolio, as discussed above, and to shift its investment mix to more liquid investments. In addition, the Company's level of cash available has increased overall to $16,091,000 at June 30, 1996 from $6,794,000 at December 31, 1995. This significant increase in cash on hand was principally due to the funds received from the sale of investments, as discussed above, as part of its effort to reduce the duration of the Company's investment portfolio. Overall, the Company maintains sufficient liquidity in its investment portfolio through its short-term investment holdings to meet operating cash payment requirements.

  In May 1996, Viking moved its Freeport, Illinois operations from a leased facility into an office building which was acquired by Viking in February 1996, for approximately $1,000,000.

  In conjunction with the Viking acquisition, there is an additional purchase price amount which may ultimately be paid to the seller depending on Viking's future loss development. The Company has estimated this amount to be approximately $4,104,000, and has included such amount within the balance sheet. See Note 6 to the Consolidated Financial Statements for further discussion of this obligation.

  On July 2, 1996, Orion announced that it had consummated its cash tender offer, which is discussed above, and purchased
4,600,000 shares of the Company's common stock at a price of $18.50 per share. In addition, on July 17,

1996, Orion purchased an additional 120,000 shares of the Company's common stock in the open market, bringing its ownership percentage of the Company to 81%. See Note 5 to the Consolidated
Financial Statements for further discussion related to these Orion transactions.

  As a result of Orion's tender offer, the Company, together with one or more of its directors, and Orion, were named as defendants in three separate complaints alleging that the Orion tender offer price was unfair and inadequate. See Note 6 to the Consolidated Financial Statements for more discussion related to these complaints.

  On July 16, 1996, the Board of Directors of Guaranty National Corporation announced that James R. Pouliot, president of the Viking Division, had been promoted to executive vice president, and will succeed Roger B. Ware as president and chief executive officer of the Company upon Mr. Ware's retirement at the end of the year. In addition, on this same date, the Company's Board of Directors approved two other appointments. First, Larry D. Hollen, president and chief operating officer of Orion, was elected to the new post of vice chairman of the Company's Board of Directors. Second, W. Marston Becker, vice chairman and chairman and CEO-elect of Orion, was also elected to the Company's Board of Directors. Mr. Becker's election increases the number of the Company's directors from eleven to twelve.

                    PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

  The Company is routinely engaged in litigation incidental to its business. At June 30, 1996, there were three lawsuits outstanding, which were related to the Orion Offer. However, subsequent to June 30, 1996, the Company signed a Memorandum of Understanding with respect to the settlement and dismissal of the three complaints. See Note 6 to the Consolidated Financial Statements for further discussion related to these complaints.
In the judgment of the Company's management, there were no pending legal proceedings at June 30, 1996, net of reserves established therefore and giving effect to reinsurance, that will have a materially adverse effect on the results of the Company's operations.


ITEM 2.   CHANGES IN SECURITIES

  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Shareholders held on May 15, 1996, 14,961,354 shares of Guaranty National Corporation's ("Guaranty") Common Stock were outstanding and entitled to vote (the "Outstanding Common Stock"), and a quorum of 13,139,177 shares of the Outstanding Common Stock or 87.8% were represented at the meeting in person or by proxy. At that meeting, the following nominees were elected as the Board of Directors of Guaranty:

                         Number of Shares    Number of Shares
                            Voted For            Withheld

  Alan R. Gruber            13,113,391             25,786
  Larry D. Hollen           13,113,391             25,786
  Robert B. Sanborn         13,114,391             24,786
  William J. Shepherd       13,116,391             22,786
  Roger B. Ware             13,114,391             24,786
  Carroll D. Speckman       13,111,391             27,786
  Richard R. Thomas         13,114,391             24,786
  Dennis J. Lacey           13,111,391             27,786
  M. Ann Padilla            13,111,391             27,786
  Tucker Hart Adams         13,111,041             28,136
  James R. Pouliot          13,116,391             22,786

  Consequently, all directors received the affirmative vote of at least 13,111,041 shares, or 87.6%, of the Outstanding Common Stock (99.8% of the shares voted at the meeting). The appointment of Deloitte & Touche LLP as the auditors of Guaranty for 1996 was ratified by the affirmative vote of 13,046,859 shares, or 87.2%, of the Outstanding Common Stock (99.3% of the shares voted at the meeting), with 87,018 shares voting against the proposal and 5,300 shares abstaining. There were no "broker non-votes" on either of the two proposals.

ITEM 5.     OTHER INFORMATION

  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
       (a)     Exhibits
          10.1  100% Quota Share Reinsurance Treaty between
          Viking County Mutual Insurance Company, Texas, and
          Landmark American Insurance Company, Oklahoma.
          10.2   Multiple Line Excess of Loss Agreement No.
          3973-05 between National Reinsurance Corporation and
          Guaranty National Insurance Company and its subsidiaries and affiliates and Viking Insurance Company of Wisconsin and its affiliate, which replaces and continues the previous Multiple Line Excess of Loss Reinsurance Agreement No 3973-05 which became effective of January 1, 1993 and was subsequently amended by Endorsements numbered 1 through 14.
          10.3  Endorsement No. 1, dated April 1, 1996, to the
          Multiple Line Excess of Loss Agreement No. 3973-05.

       (b)     Reports on Form 8-K
          No reports on Form 8-K have been filed by the Registrant during the quarter.


                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Guaranty National Corporation

                                   By: s/Roger B.Ware
                                      Roger B. Ware, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


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

DATE:  August 5, 1996