Form 10-Q
period 1996-09-30
GUARANTY NATIONAL CORP
filed 1996-11-01
CIK 44358

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter ended September 30, 1996

                 Commission file number  1-10861

                  GUARANTY NATIONAL CORPORATION
                  .............................

        (Exact name of registrant as specified in its charter)

         Colorado                                 84-0445021
         .........                                ...........
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

                  9800 South Meridian Boulevard
                    Englewood, Colorado 80112
       ..................................................
            (Address of principal executive offices)
                           (Zip Code)

Registrant's telephone number, including area code  (303)754-8400
                                                     .............

- - - - - - - - - -  - - - - - - - - - - - - - - - - - - - - - -



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No

       As of October 31, 1996 there were 14,975,497 shares of Registrant's $1.00 par value common stock issued and outstanding exclusive of shares held by Registrant.

                  GUARANTY NATIONAL CORPORATION
                         Form 10-Q Index
            For the Quarter Ended September 30, 1996



                                                         Page
                                                        Number
PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountants' Review Report                      3

Consolidated Financial Statements:
Consolidated Balance Sheets at September 30, 1996 and
December 31, 1995                                           4

Consolidated Statements of Earnings for the nine months
and three months ended September 30, 1996 and 1995          5

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1996 and 1995                           6

Notes to Consolidated Financial Statements                  7

Item 2.Management's Discussion and Analysis of
Financial Condition and Results of Operations              11

PART 2. OTHER INFORMATION                                  17

SIGNATURES                                                 18

                      PART 1 - FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Guaranty National Corporation

  We have reviewed the accompanying consolidated balance sheet of Guaranty National Corporation and subsidiaries (the "Company") as of September 30, 1996, and the related consolidated statements of earnings and cash flows for the nine-month and three-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.




DELOITTE & TOUCHE LLP

Denver, Colorado
October  23, 1996

                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)

ASSETS

                            September 30,              December31,
                                1996                       1995
                            ............              ............
                            (Unaudited)
Investments (Note 3):
Fixed maturities held to      $79,648                  $75,017
maturity, at cost
Fixed maturities available    378,622                  395,198
for sale, at market
                              .......                  .......
                              458,270                  470,215

Equity securities, at market   86,960                   85,085
Other long-term investments    13,397                   11,521
Short-term investments         87,720                   52,257
                              .......                  .......
Total investments             646,347                  619,078

Cash                          8,833                      6,794
Accrued investment income     6,250                      7,603
Accounts receivable, (less
allowance of $400 - 1996
and 1995)                     49,636                     51,638
Reinsurance recoverables and
prepaids, (less allowance
of $200 - 1996 and 1995)      79,078                     81,825
(Note 4)
Property and equipment (less
accumulated depreciation of
$12,390 - 1996; $9,326 -       30,422                    31,573
1995)
Deferred policy acquisition    44,101                    37,637
costs
Goodwill (less accumulated
amortization of
$ 6,143  - 1996; $5,263 -     34,919                     33,133
1995)
Deferred income taxes         2,671                      4,216
Other assets                  2,337                      1,676
                              .........                  .........
Total assets                  $ 904,594                  $ 875,173
                              .........                  .........
                              .........                  .........
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Unpaid losses                 $294,758                   $290,156
Unpaid loss adjustment
expenses                        62,342                     64,478
Unearned premiums              159,384                    146,205

Notes payable                  101,875                    103,000

Reinsurance payables
and deposits                     8,045                      8,290
Other liabilities               51,587                     47,493
                              ........                    .......
Total liabilities              677,991                    659,622
                              ........                    .......

Commitments and contingencies
(Note 6)
Shareholders' equity:
Preferred stock, $.10 par value;
authorized, 6,000,000 shares;
none issued and outstanding
Common stock, $1 par value;
authorized, 30,000,000 shares;
issued 14,975,497 shares - 1996
and 14,961,354 shares - 1995    14,975                    14,961
Capital in excess of par       121,264                   121,050
Retained earnings               77,584                    64,664
Net unrealized investment gains 12,780                    15,520
Deferred compensation on                                    (644)
restricted stock
                               ........                  ........
Total shareholders' equity     226,603                    215,551
                               ........                  ........
Total liabilities and
shareholders' equity          $904,594                   $875,173
                             ..........                  ........
                             ..........                  ........

         See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF EARNINGS
            (In thousands, except per share amounts)




                                Nine Months Ended    Three Months Ended
                                   September 30,        September 30,
                                1996         1995    1996         1995
                               .....        ......  ......       ......
                                   (Unaudited)           (Unaudited)

Revenue:
Premiums earned (Note 4)        $356,740  $ 271,751  $122,321  $110,679
Net investment income             28,418     21,641     9,899     8,264
Realized investment gains
(Note 3)                           5,494      2,895     1,905     2,536
                                ........  .........  ........  ........
                                 390,652    296,287   134,125   121,479
                                ........  .........  ........  ........


Expenses:
Losses and loss adjustment
expenses incurred (Note 4)       253,370    203,226    84,863    94,653
Policy acquisition costs          96,765     77,538    36,205    31,351
General and administrative         7,477      5,287       552     1,867
Interest                           5,123      3,844     1,720     1,719
Nonrecurring tender offer          2,163
charge (Notes 5 and 6)
Other                              1,166        631       383       238
                                ........    .......   ........   .......
                                 366,064    290,526   123,723    129,828
                                ........    .......   ........   .......

Earnings (loss) before income
taxes                             24,588      5,761    10,402     (8,349)
Income taxes                       6,055       (745)    2,881     (4,236)
                                ........     .......  .......     .......

Net earnings (loss)             $ 18,533     $ 6,506   $7,521     $(4,113)
                                .........    .......  .......    ........
                                .........    .......  .......    ........



Earnings (loss) per common
share (Note 2)                     $ 1.24     $ 0.51  $  0.50    $ (0.29)
                                .........    .......  .......    ........
                                .........    .......  .......    ........

Dividends per common share        $ 0.375    $ 0.375  $ 0.125    $ 0.125
                                .........   ........  .......    .......
                                .........   ........  .......    .......


                   See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                 Nine Months Ended
                                                    September 30,
                                                1996           1995
                                               ......         ......
                                             (Unaudited)
Operating Activities:
Premiums collected                          $372,512         $273,736
Net investment income collected               29,889           21,011
Losses and loss adjustment expenses paid    (252,435)        (188,060)
Policy acquisition costs and general and
administrative expenses paid                (109,456)         (84,769)
Interest paid                                 (5,036)          (4,124)
Nonrecurring tender offer charge              (1,199)
Federal income taxes paid                         (7)          (3,861)
Other receipts                                 3,681            5,617
                                            .........        .........
Net cash provided by operating activities     37,949           19,550
                                            .........        .........

Investing Activities:
Maturities of fixed maturities held to
maturity                                       7,635            8,220
Maturities of fixed maturities available
for sale                                      36,403            6,399
Sales of fixed maturities available for
sale                                          40,284           14,132
Sales of equity securities                    29,758           22,142
Net change in short-term investments         (35,336)         (10,393)
Sales of property and equipment                  290              442
Purchases of fixed maturities held to
maturity                                     (20,780)          (8,871)
Purchases of fixed maturities available for
sale                                         (58,826)         (31,003)
Purchases of equity securities               (23,852)         (17,090)
Net change in other long-term investments     (1,876)            (588)
Acquisition of subsidiaries, net of cash
acquired                                                      (94,664)
Purchases of property and equipment           (2,926)          (1,898)
                                            .........        .........
Net cash (used in) investing activities      (29,226)        (113,172)
                                            .........        .........
Financing Activities:
Repayment of notes payable                    (1,125)         (38,000)
Proceeds from sale of common stock                             24,240
Proceeds from issuance of notes payable                       108,636
Dividends paid                                (5,613)          (4,785)
Proceeds from exercise of stock options           54              550
                                            .........        .........
Net cash used provided by (used in) in
financing activities                          (6,684)          90,641
                                            .........        .........
Net increase (decrease) in cash                2,039           (2,981)
Cash, beginning of period                      6,794            9,609
                                            .........        .........
Cash, end of period                          $ 8,833          $ 6,628
                                            .........        .........
                                            .........        .........

Non-Cash Financing Transactions:
Conversion of affiliate debt                 $                $(8,667)
Issuance of common stock                                        2,652
Conversion of  affiliate debt from treasury
stock                                                           6,015
Restricted stock forfeitures                                     (126)



                   See notes to consolidated financial statements.

NOTE 1 - GENERAL

  The accompanying unaudited consolidated financial statements of Guaranty National Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to interim reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE 2 - EARNINGS PER SHARE

  Earnings per common share has been computed using the weighted average number of shares and equivalent shares outstanding of 14,970,580 and 12,853,374 for the nine months ended September 30, 1996 and 1995, and 14,977,140 and 14,203,867 for the three months ended September 30, 1996 and 1995, respectively. The common stock equivalents are stock options which result in a dilutive effect from assumed exercise of the options.

NOTE 3 - INVESTMENTS
  At September 30, 1996 and December 31, 1995, the estimated aggregate fair value of fixed maturities held to maturity was $80,033,000 and $77,143,000, respectively, the cost of fixed maturities available for sale was $374,746,000 and $383,135,000, respectively, and the cost of equity securities was $71,173,000 and $73,271,000, respectively. At September 30, 1996 and December 31, 1995, the Company had investments in non-investment grade securities with a cost of $54,421,000 and $36,641,000, which are carried at fair values of $54,691,000 and $36,356,000, respectively.

  Realized investment gains (losses), which include gains (losses) on calls and maturities of fixed maturities, for the nine and three months ended September 30, 1996 and 1995, and write downs for other-than-temporary investment impairments of approximately $434,000 for the nine months ended September 30, 1996, and approximately $1,650,000 and $900,000 for the nine and three months ended September 30, 1995, are as follows (in thousands):

                                     Nine Months Ended     Three Months Ended
                                     September 30, 1996    September 30, 1996

Fixed maturities held to maturity:
Gains                              $                     $
Losses
                                    ..................    ..................

                                    ..................    ..................

Fixed maturities available for sale:
Gains                                          1,485                    537
Losses                                          (788)                  (585)
                                   ..................    ...................
                                                 697                    (48)
                                   ..................    ...................
Equity securities:
Gains                                          6,415                  2,367
Losses                                        (1,618)                  (414)
                                   ..................    ...................
                                               4,797                  1,953
                                   ..................    ...................

Total                              $           5,494     $            1,905
                                   ..................    ...................
                                   ..................    ...................


                                   Nine Months Ended       Three Months Ended
                                   September 30, 1995      September 30, 1995
                                   ..................      ..................

Fixed maturities held to maturity:
Gains                              $              49       $               9
Losses                                          (269)
                                  ...................      ..................
                                                (220)                      9
                                  ...................      ..................

Fixed maturities available for sale:
Gains                                          1,136                     122
Losses                                        (2,849)                   (909)
                                 ....................      ..................
                                              (1,713)                   (787)
                                 ....................      ..................

Equity securities:
Gains                                          5,418                   3,358
Losses                                          (590)                    (44)
                                 ....................      ..................
                                               4,828                   3,314
                                 ....................      ..................
Total                            $             2,895       $           2,536
                                 ....................      ..................
                                 ....................      ..................

NOTE 4 - REINSURANCE

  In the ordinary course of business, the Company reinsures certain risks, generally on an excess of loss basis with other insurance companies. Effective July 1, 1996, such reinsurance arrangements serve to limit the Company's maximum loss per occurrence on casualty losses to $400,000, on property losses to
$300,000 and for catastrophe losses to $600,000.   Prior to July
1, 1996, such reinsurance arrangements served to limit the Company's maximum loss per occurrence on individual risks to $400,000 and for catastrophes to $500,000. Amounts recoverable from reinsurers are recognized and estimated in a manner consistent with the claim liabilities arising from the reinsured policies and incurred but not reported losses.

  Premiums, losses, and loss adjustment expenses, including the effect of reinsurance, are comprised of (in thousands):

          Nine Months Ended September 30,     Three Months Ended September 30,
              1996             1995              1996            1995
          ..............  ..............     .............. ..............
         Written  Earned  Written Earned    Written  Earned   Written  Earned
          ....... ......  ....... ......    ........ ...... .......  ......
Premiums:
Direct  $373,079 $365,259 $292,611 $272,122 $125,687 $125,017 $118,922 $112,839
Assumed  32,905    27,546   26,445   37,080    9,915    8,270    9,763   11,319
Ceded   (37,325)  (36,065) (41,251) (37,451) (11,298) (10,966) (15,201) (13,479)
        ......... ........ ....... ......... ........ ........ ....... .........
Net    $368,659  $356,740 $277,805 $271,751  $124,304 $122,321 $113,484 $110,679
        ......... ........ ....... ........  ........ ........ ........ ........
        ......... ........ ....... ........  ........ ........ ........ ........
% Assumed
to Net    8.93%              9.52%               7.98%            8.60%
        .........          .......            ........          ........
        .........          .......            ........          ........

                  Incurred          Incurred          Incurred       Incurred
                  ........          ........          ........       ........
Losses and loss
adjustment
expenses:
Direct          $  257,403           $210,655          $94,128        $92,731
Assumed             19,466             30,585             (630)        13,862
Ceded              (23,499)           (38,014)          (8,635)       (11,940)
                ...........         .........          ........       .......
Net             $  253,370           $203,226          $84,863        $94,653
                ..........          .........          ........       .......
                ..........          .........          ........       .......


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

  On July 2, 1996, Orion successfully completed the Offer and purchased the 4,600,000 shares of the Company's common stock at an amended price of $18.50 per share. According to the Depository for the Offer, 6,774,515 shares of the Company's shares were tendered and not withdrawn pursuant to the Offer.
The proration factor used by Orion to purchase the tendered shares was .67901168. For further information related to the Orion Offer refer to the Company's report on Schedule 14D-9, filed with the Securities and Exchange Commission on May 22, 1996, and amendments thereto, filed on June 1, 1996, June 7, 1996 and June 19, 1996.

        On July 17, 1996, Orion purchased an additional 120,000 shares of the Company's common stock in the open market. The purchase of these additional shares brought Orion's ownership level in the Company to 12,129,942 shares, or 81.0%

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       As part of the 1995 Viking acquisition, and based upon Viking's favorable loss development since the acquisition date, the Company estimates that it will pay the Seller additional purchase price in the maximum amount agreed to in the purchase agreement. This amount, which is approximately $4,333,000 plus interest at 6.28%, will be payable to the Seller as of December 31, 1998. The Company has accrued this amount and the related interest payable in the accompanying balance sheet.

  As discussed in the Company's report on Schedule 14D-9, filed with the Securities and Exchange Commission on May 22, 1996, as amended on June 1, 1996, June 7, 1996 and June 19, 1996, three separate complaints naming the Company and one or more of its directors, and Orion, as defendants were filed on behalf of the Company's shareholders, alleging that the Orion tender offer was unfair and inadequate. On July 2, 1996, counsel for Orion and the Company signed a Memorandum of Understanding providing for the settlement and dismissal of the three cases, based on the revisions which the Purchasers had made in the terms of the Offer to Purchase. In the judgment of the Company's management, the costs incurred to defend and settle these complaints will not have a materially adverse effect on the results of the Company's operations. The estimated settlement costs have been accrued in the Company's financial statements as of September 30, 1996, as part of the nonrecurring charge discussed in Note 5.

       In addition to the three complaints described above, the Company is subject to litigation in the normal course of operating its insurance business. The Company is not engaged in any such litigation which it believes would have a material adverse impact on its financial condition or results of operations, taking into account the reserves established therefore and giving effect to insurance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results for the First Nine Months of 1996 Compared to the First
Nine Months of 1995

  Guaranty National Corporation and its subsidiaries (the
"Company") manage their property and casualty business in three operating units.  Gross premiums written and GAAP combined ratios by operating unit, for the nine months ended September 30, 1996 and 1995 are summarized below:
                                    Nine Months Ended
                                       September 30,
                                   1996          1995
                                   ....          ....
                                  (dollars in thousands)
Personal Lines:
Gross premiums written           $192,629      $132,631
GAAP combined ratio                  98.5%        104.7%
Commercial Lines:
Gross premiums written           $156,254      $150,239
GAAP combined ratio                 104.2%        108.6%
Collateral Protection:
Gross premiums written            $57,101      $ 36,186
GAAP combined ratio                  97.0%          95.6%
Total:
Gross premiums written            $405,984     $319,056
GAAP combined ratio                  100.2%       105.4%

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

  In July 1996, Company management announced a decision to integrate the Viking and Guaranty National personal lines
divisions into one personal lines unit.   As a result of this
decision, personal lines financial information will no longer be delineated by division. Currently, the integration effort is well under way. The Company intends to make the management and staffing assignments first, and then to focus on agency, geographic and product integration. A president of the personal lines unit is expected to be named during the fourth quarter of 1996.

     The personal lines unit gross premiums written increased 45% for the first nine months of 1996 compared to the first nine months of 1995. The premium volume growth was the result of the Viking acquisition. Before the acquisition of Viking in 1995, the Company did not write business in the state of California. For the first nine months of 1996, this state accounted for approximately $62,989,000, or 33%, of the unit's gross premiums written. The increase resulting from the California business was partially offset by decreases in gross premiums written in several other states where above average rate increases have been taken in an effort to improve profitability.

  The personal lines unit loss ratio (incurred losses and loss adjustment expense) for the first nine months of 1996 was 72.8% compared to 78.1% for the first nine months of 1995. The incurred losses component decreased 6.9 points and the loss adjustment expense component increased 1.6 points from the prior year. The decreased incurred losses component resulted from lower claim severity, as well as incurred but not reported losses being lower than expected. The increase in the loss adjustment expense component is due to this unit's emphasis on fighting insurance fraud, which has resulted in increased legal expenses and increased staffing in the unit's Special Investigative Unit. Also, in the third quarter of the prior year, the Company strengthened its personal lines loss reserves by $5,010,000. No such reserve strengthening occurred during the first nine months of 1996.

  The personal lines expense ratio was 25.7% for the first nine months of 1996 compared to 26.6% for the first nine months of 1995. The decrease was primarily due to lower contingent commission accruals and increased operating efficiencies.

  During the third quarter of 1996, the Company evaluated the commercial specialty and general divisions and decided that combining these two divisions will enable the Company to operate more efficiently and better serve its market. Thus, the commercial specialty and general divisions will be combined into one Guaranty National Insurance Company commercial division.

  For the first nine months of 1996, the commercial lines unit gross premiums written increased four percent, when compared to the first nine months of 1995. This slight improvement was primarily due to the expansion of existing programs and new programs, as well as geographic expansion outside of the Rocky Mountain region. In addition, in June 1995, the commercial lines unit introduced an automobile physical damage program in California. This program accounted for $3,593,000 of the total increase in the commercial lines unit gross premiums written during the first nine months of 1996, compared to the same period in the prior year. However, due to the poor loss experience in this program, notice of cancellation has been given to the agent. Thus, the gross premiums written related to this program are expected to decline significantly in the coming months.

  Commercial automobile liability gross premiums written decreased to 36% of total commercial lines premiums for the first nine months of 1996 compared to 41% for the first nine months of 1995. This decline is a result of the Company's efforts over the past few years to reduce commercial automobile liability gross premiums written, and to increase other more profitable commercial coverages.

  The commercial lines unit loss ratio for the first nine months of 1996 was 71.4% compared to 77.8% for the same period last year. The incurred loss and loss adjustment expense components decreased by 6.2 points and 0.2 points, respectively. The 1996 loss ratio reflected lower claims severity. In addition, the high 1995 ratio was attributable to the loss reserve strengthening charge of $8,961,000 in the third quarter of 1995.

  The commercial lines expense ratio increased to 32.8% for the first nine months of 1996, compared to 30.8% for the first nine months of 1995. The fluctuation is attributable to the higher program writings, such as the automobile physical damage program discussed above, which have a higher commission rate, as well as increased contingent commissions. Also, during the third quarter of 1996, the commercial lines unit expensed approximately $490,000 in costs associated with a software development project which was abandoned.

  The collateral protection unit's gross premiums written increased 58% for the first nine months of 1996 compared to the first nine months of 1995. This significant increase is primarily due to geographic expansion in the Northeastern United
States and its newest product, mortgage fire insurance.

  The collateral protection unit's loss ratio increased 11.3 points for the first nine months of 1996 compared to the first nine months of 1995. The majority of the total increase, or 10.5 points, related to the incurred losses component. The remaining
0.8 point increase related to the loss adjustment expense component. The higher loss ratio resulted from increased frequency in the Northeast blanket vendor single interest and
Puerto Rico collateral protection programs.   The unit has taken
actions to correct the higher loss ratio, including the implementation of underwriting and pricing adjustments and canceling problematic accounts.

  The unit's expense ratio decreased to 34.6% for the first nine months of 1996 compared to 44.5% for the first nine months of 1995. The improved expense ratio primarily relates to lower agency contingent commissions, which have been proportionately reduced by the increased loss ratio, discussed above.

 The Company operates under a primary reinsurance contract that provides both excess of loss and property catastrophe coverage up to $6,000,000 per occurrence for all major lines of business.
The primary reinsurance contract for 1996 is with National Reinsurance Corporation ("NRC"), which is now owned by General Reinsurance Corporation, and serves to limit the Company's maximum loss per occurrence on individual risks to $400,000 and
for catastrophes to $500,000, through June 30, 1996.        As a
result of the acquisition of National Reinsurance Corporation by General Reinsurance Corporation, the Company's contract allowed for the renegotiation of the agreement at a more favorable rate, effective July 1, 1996. Also, the contract will now terminate December 31,

 1997 rather than December 31, 1998. The Company's maximum loss per occurrence on casualty losses remained at $400,000. However, on property losses it was reduced to $300,000, and on catastrophe losses it was increased to $600,000.

   The Company has purchased an additional layer of catastrophe coverage up to 95% of $14,000,000 per loss occurrence, for total catastrophe protection of $20,000,000. The Company continues to utilize facultative reinsurance for certain risks, primarily umbrella and property coverages.

 The Company's insurance operating units in total showed $789,000 of adverse development on 1995 and prior loss reserves, net of reinsurance, in the first nine months of 1996. This compares to $12,417,000 of adverse development in the first nine months of 1995 on 1994 and prior loss reserves, net of reinsurance. The development equates to 0.3% and 6.9% of net loss reserves at December 31, 1995 and 1994, respectively. The small amount of adverse development in the first nine months of 1996 was mainly due to general liability and collateral protection losses developing higher than expected for both outstanding claims and incurred but not reported losses. During 1995, the Company recognized adverse loss reserve trends, primarily in the automobile liability line of business, and significantly strengthened loss reserves. During 1996, the loss reserve trends have indicated that the Company reserved its claims adequately as of September 30, 1996.

  During the first nine months of 1996, the Company's known exposure to environmental losses, such as asbestos and pollution contamination, did not materially change. Based on the claim activity to date and the nature of the business written, the Company does not believe that it has a material exposure to environmental losses.

  For the nine month period ended September 30, 1996, the Company's catastrophe losses amounted to approximately $1,978,000, or nine cents per share, net of tax and reinsurance recoveries. This compares to catastrophe losses during the first nine months of 1995 of $1,430,000, or eleven cents per share, net of tax and reinsurance recoveries. The catastrophic losses mainly affected the commercial and personal lines operating units, and primarily related to storms in the Central United States. The Company experienced only minimal losses on the hurricanes that occurred during the third quarter of 1996. The Company's management believes that its prudent level of reinsurance, as discussed above, and spread of coverage over a variety of geographic areas, limits the Company's exposure to catastrophic events.

  On May 8, 1996, Orion Capital Corporation and certain of its subsidiaries ("Orion"), commenced a cash tender offer (the "Offer") to purchase up to 4,600,000 shares of the Company's common stock. As a result of the Offer, the Company incurred costs of approximately $1,778,000, net of tax, or $0.12 per share, for expenses related to the Offer. These costs were classified as nonrecurring in the Company's September 30, 1996 Consolidated Financial Statements. See Note 5 to the Consolidated Financial Statements for further discussion of these costs.

  Overall, the Company's net earnings increased $12,027,000, to $18,533,000 during the first nine months of 1996 when compared to the first nine months of 1995. Net earnings per common share were $1.24 as of September 30, 1996, versus $0.51 per common share as of September 30, 1995. The majority of the improvement in the Company's net earnings and net earnings per common share was related to the prior year net earnings and earnings per common share being substantially reduced by the reserve strengthening charges within the personal and commercial units, which were discussed above.

  The Company's management continues to be optimistic about future performance. Management expects the Company's year end 1996 operating earning per common share (earnings per common share before realized capital gains and nonrecurring charges) to slightly exceed the $1.50 operating earnings per common share previously disclosed.

  The Company's interest expense for the first nine months of 1996 increased 33% compared to the first nine months of 1995. This increase was due to an increase in bank borrowings during 1995 related to the Viking acquisition. The 1995 increased borrowings are pursuant to a reducing, revolving credit facility, which provides for a floating interest rate. In order to reduce the risk of changing interest rates, the Company hedged $80,000,000 of the total borrowings until 1998 via two interest rate swap agreements. The agreements give the Company a fixed interest rate of approximately 6.5% on the total notional amount hedged.

  Pretax net investment income increased $6,777,000 in the first nine months of 1996 compared to 1995, while after-tax net investment income increased to $22,006,000 from $17,275,000 for the same periods. These increases were mainly attributable to the inclusion of the Viking portfolio beginning in July 1995, as well as positive operating cash flow, which resulted in an overall increase in average invested assets.

  The investment yield, on an after-tax basis, for the first nine months of 1996 decreased slightly to 4.7% as compared to 5.0% for the first nine months of 1995. After-tax realized investment gains in the first nine months of 1996 and 1995 were $3,571,000 and $1,882,000, respectively. This was despite the Company recording other-than-temporary investment impairments of $282,000 and $1,073,000, after tax, for the nine month periods ending September 30, 1996 and 1995, respectively. The increase in after-tax realized investment gains is primarily related to the strong stock market during the first nine months of 1996, in which the Company sold certain equity securities that had appreciated in value. The sale of these equity securities resulted in approximately $3,118,000 of the total after-tax realized investment gains. The majority of the Company's investment portfolio continues to be invested in fixed maturities and short-term investments which represented 84% of the portfolio at both September 30, 1996 and December 31, 1995.

  Securities are classified as available for sale and recorded at fair value, unless they meet the Company's criteria for classification as held to maturity. The Company's held to maturity criteria include investment grade bonds with stated maturities of less than ten years. The unrealized investment gains on fixed maturities available for sale and on equity securities as of September 30, 1996, were $3,876,000 and $15,787,000, respectively. The unrealized investment gains on fixed maturities available for sale and on equity securities as of December 31, 1995 were $12,063,000 and $11,814,000, respectively. The fair value of the Company's fixed maturity investments generally varies inversely with changes in the general level of interest rates. The fair value of federal agency and other mortgage pool securities is subject to additional market value volatility due to the impact of changes in prepayment rates on the mortgages which underlie such securities.

  The Company's holdings in noninvestment grade bonds for the first nine months of 1996 were approximately eight percent of total invested assets, compared to approximately six percent of total invested assets at December 31, 1995. Total investments held by the Company include highly rated fixed maturities (rated AAA or AA) of 51% at September 30, 1996 and 55% at December 31, 1995. The Company continues to maintain a low level of real estate related investments, which consist primarily of federal agency mortgage pools.

Results for the Quarters Ended September 30, 1996 and September
30, 1995

  Gross premiums written and GAAP combined ratios by operating unit, for the quarters ended September 30, 1996 and 1995, are summarized below:

                                     Three Months Ended
                                      September 30,
                                   1996          1995
                                   ....          ....
                                 (Dollars in thousands)
Personal Lines:
Gross premiums written          $65,385        $61,854
GAAP combined ratio                96.0%         110.7%
Commercial Lines:
Gross premiums written          $51,111        $52,846
GAAP combined ratio               105.8%         130.0%
Collateral Protection:
Gross premiums written          $19,106        $13,985
GAAP combined ratio                97.1%           95.1%
Total:
Gross premiums written          $135,602       $128,685
GAAP combined ratio                 99.4%         115.5%

  The personal lines unit gross premiums written increased six percent for the third quarter of 1996, compared to the third quarter of 1995. The increase in gross premiums written was a combination of the Viking acquisition, the unit's new products and geographic expansion. The majority, or 14.1 points, of the
14.7 point decrease in the GAAP combined ratio was due to a decrease in the unit's loss ratio. The lower loss ratio was attributable to two main factors. First, claim severity decreased during the third quarter of 1996 compared to the third quarter of 1995. Second, in the prior year third quarter the personal lines unit strengthened its loss reserves. No reserve strengthening was made during the third quarter of 1996.

  The commercial lines unit gross premiums written decreased slightly by three percent during the third quarter of 1996, compared to the third quarter of 1995. Of the total decline, approximately 19% related to a decrease in gross premiums written from the California automobile physical damage program which was introduced in June 1995. As discussed above, this program was canceled in June 1996 due to unfavorable loss experience. The remaining decline in gross premiums written for the third quarter of 1996, compared to the third quarter of 1995, resulted from decreased gross premiums written in certain states which were experiencing high loss ratios. The commercial lines unit GAAP combined ratio decreased 24.2 points for the third quarter of 1996, compared to the third quarter of 1995. The decrease was primarily due to a lower loss ratio, which was offset slightly by a higher expense ratio, as discussed previously.

  The collateral protection unit's gross premiums written increased 37% for the third quarter of 1996, compared to the third quarter of 1995. The increase was attributable to geographic expansion and its newest product, mortgage fire insurance. This unit's GAAP combined ratio increased 2.0 points during the third quarter of 1996, compared to the same period of 1995. The deterioration was due to a 6.8 point increase in the loss ratio, which was partially offset by a 4.8 point decrease in the expense ratio. The loss ratio increase related to unfavorable loss experience on the unit's Northeast blanket vendor single interest and Puerto Rico collateral protection business, as discussed above. The improvement in the expense ratio resulted from lower agency contingent commissions.

  Third quarter 1996 net earnings and net earnings per common share were $7,521,000 and $0.50, respectively. This represented a significant improvement from the third quarter of 1995, when the Company reported a net loss and net loss per common share of $4,113,000 and $0.29, respectively. The improvement resulted primarily from the prior year third quarter being affected by an after-tax reserve strengthening charge of $9,081,000, or $0.64 net loss per common share.

Liquidity and Capital Resources

  Positive cash flow from operations of $37,949,000 was generated for the first nine months of 1996 compared to $19,550,000 for the first nine months of 1995. The $18,399,000 increase in operating cash flow was primarily the result of higher premiums and net investment income collected, as well as lower income tax payments. These increases were partially offset by higher loss and loss adjustment expense payments, acquisition expenses and interest paid during the first nine months of 1996 compared to the same period in the prior year. Additionally, the Company paid less agency contingent commissions during the first nine months of 1996, when compared to the first nine months of 1995.

  Net cash used in investing activities was $29,226,000 and $113,172,000 for the first nine months of 1996 and 1995, respectively. The $83,946,000 decrease in funds used in investing activities resulted mainly from a reduction in funds used to acquire the subsidiaries. During the first nine months of 1995, the Company acquired Viking. The decrease in funds used to acquire subsidiaries was offset, in part, by increased investment acquisitions of all types of investments. Although the Company acquired more fixed maturities, equity securities and short and long term investments during the first nine months of 1996, compared to the first nine months of 1995, it also had increased sales and maturities of equity and fixed maturity securities.

  Net cash used in financing was $6,684,000 for the first nine months of 1996, compared to net cash provided by financing activities of $90,641,000 for the first nine months of 1995. The cash provided by financing activities during the first nine months of the prior year was used to finance the Viking acquisition, which is discussed above. During the first nine months of 1996, the company made approximately $1,125,000 in principal payments on its 6.5% term loan. The Company will continue to make quarterly principal payments on this loan, of $187,500, until it is paid off on April 1, 1999. As of September 30, 1996, the Company had $10,000,000 of funds available under its reducing, revolving credit facility. The Company declared and paid a regular quarterly dividend of $.125 a share in each of the first three quarters of 1996 and 1995.

  The Company's level of short-term investments at September 30, 1996 and December 31, 1995 was 13.6% and 8.4%, respectively, of total invested assets. The increase was a result of management's decision to reduce the average duration of its investment portfolio and to shift its investment mix to securities with more liquidity. Overall, the Company maintains sufficient liquidity in its investment portfolio through its short-term investment holdings to meet operating cash requirements.

  In May 1996, Viking moved its Freeport, Illinois operations from a leased facility into an office building which was acquired by Viking in February 1996, for approximately $1,000,000.

  In conjunction with the Viking acquisition, there is an additional purchase price amount which may ultimately be paid to the seller depending on Viking's future loss development. The Company has estimated this amount to be approximately $4,333,000, and has included such amount within the balance sheet. See Note 6 to the Consolidated Financial Statements for further discussion of this obligation.

  On July 2, 1996, Orion consummated its cash tender offer, which was discussed above, and purchased 4,600,000 shares of the Company's common stock at a price of $18.50 per share. In addition, on July 17, 1996 Orion purchased an additional 120,000 shares of the Company's common stock in the open market, bringing their ownership percentage of the Company to 81%. See Note 5 to the Consolidated Financial Statements for further discussion related to these Orion transaction.

  As a result of Orion's tender offer, the Company was served with three separate complaints alleging that the Orion tender offer price was unfair and inadequate. See Note 6 to the Consolidated Financial Statements for more discussion related to these complaints.

  On July 16, 1996, the Board of Directors of Guaranty National Corporation announced that James R. Pouliot, president of the Viking Division, had been promoted to executive vice president, and will succeed Roger B. Ware as president and chief executive officer of the Company upon Mr. Ware's retirement in December 1996. In addition, on this same date, the Company's Board of Directors elected W. Marston Becker, Vice Chairman and Chairman and CEO-elect of Orion, to the Company's Board of Directors. Mr. Becker's election increased the number of the Company's directors from eleven to twelve.

  On September 12, 1996, Orion announced that Larry D. Hollen, President and Chief Operating Officer, had resigned from Orion and as one of Orion's director representatives on the Board of the Company. On October 29, 1996, Vincent Papa, Vice President and Treasurer - Orion Capital Corporation and Chairman - Wm. H. McGee & Co., Inc., was elected to replace Mr. Hollen on the Company's Board of Directors. Additionally, on this same date, Carroll D. Speckman retired from the Company's Board of Directors. Mr. Dennis J. Lacey, CPA, replaced Mr. Speckman as Chairman of the Audit Committee.

                   PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS


  The Company is routinely engaged in litigation incidental to its business. At September 30, 1996, there were three lawsuits outstanding, which were related to the Orion Offer. However, during the third quarter of 1996 the Company signed a Memorandum of Understanding with respect to the settlement and dismissal of the three complaints. See Note 6 to the Consolidated Financial Statements for further discussion related to these complaints.
In the judgment of the Company's management, there were no pending legal proceedings at September 30, 1996, net of reserves established therefore and giving effect to reinsurance, that will have a materially adverse effect on the results of the Company's operations.

ITEM 2.   CHANGES IN SECURITIES

  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5.     OTHER INFORMATION

  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
       (a)     Exhibits

          10.4  Commercial Umbrella Excess of Loss Facultative
          Automatic Reinsurance Agreement No. 06AC960032, effective February 1, 1996 to February 1, 1997, between Guaranty National Insurance Company, Landmark American
          Insurance Company, Peak Property and Casualty
          Insurance Corporation, Guaranty National Insurance Company of California and National Reinsurance Corporation.

          10.5 Endorsement No. 2,  dated July 1, 1996, to the
          Multiple Line Excess of Loss Agreement
          No. 3973-05.

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





DATE:  October 31, 1996