Form 10-K
period 1996-12-31
GUARANTY NATIONAL CORP
filed 1997-03-11
CIK 44358

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For fiscal year ended December 31, 1996

                  Commission file number  1-10861

                   GUARANTY NATIONAL CORPORATION
 ...................................................................
      (Exact name of registrant as specified in its charter)

         Colorado                                 84-0445021
         .........                                ..........
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

         9800 South Meridian Boulevard

         Englewood, Colorado                           80112
         ...................                           .....
         (Address of principal executive offices)     (Zip Code)

         Registrant's telephone number, including area code (303) 754-8400
                                                            ..............

                - - - - - - - - - - - - - - - - - - - - - - -

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered

     Common Stock, $1.00 Par Value         New York Stock Exchange

     Securities registered pursuant to section 12(g) of the Act:
          None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant (2,789,405 shares) as of the close of business on February 28, 1997, was $49,860,614 based on a $17.875 price per share.

As of February 28, 1997, there were 14,975,497 shares of Registrant's $1.00 par value common stock issued and outstanding exclusive of shares held by Registrant.

Documents incorporated by reference: The information required under Part III (Items 10, 11, 12 and 13) of Form 10-K is included within the definitive proxy statement to be filed within 120 days after the end of Registrant's Fiscal Year.

Guaranty National Corporation
Index

Part 1                     Page                              Page

Item 1. Business            3      Item 8. Financial Statements
                                   and Supplementary Data                  33
General Description         3
Recent Corporate History    4      Item 9. Changes in and Disagreements
Operations                  5      with Accountants on Accounting
Underwriting Activities     5      and Financial Disclosure                58
Claims                      9
Reinsurance                10      Part III
Investment Portfolio       10
Reserves                   12      Item 10. Directors and Executive
Rating                     17      Officers of the Registrant          20, 58
Competition                17
Regulation                 17      Item 11. Executive Compensation         58
Employees                  19
                                   Item 12. Security Ownership of Certain
Item 2. Properties         19      Beneficial Owners and Management        58

Item 3. Legal Proceedings  19      Item 13. Certain Relationships and
                                   Related Transactions                    58
Item 4. Submission of
Matter to a Vote of
Security Holders           19

Information Concerning
Executive Officers of
the Company                20      Part IV

Part II                            Item 14. Exhibits, Financial Statement
                                   Schedules and Reports on Form 8-K       58
Item 5. Market for
Registrant's
Common Equity and
Related                            Consolidated FinancialStatements        58
Stockholder Matters        21      Financial Statement Schedules           58
                                   List of Exhibits                        59
Item 6. Selected                   Reports on Form 8-K                     63
Financial Data             22

Item 7. Management's
Discussion                         Signatures of the Registrant            64
and Analysis of
Financial Condition
and Results of Operations  24      Signatures of the Directors             65

                                 PART 1

ITEM 1.   BUSINESS

General Description

   Guaranty National Corporation ("Guaranty") and its subsidiaries (collectively, the "Company") principally underwrite and sell specialty property and casualty insurance coverages which are not readily available in traditional insurance markets. Personal and commercial automobile insurance accounted for approximately 84% of the Company's net premiums written during 1996. The Company's personal lines business unit principally writes nonstandard automobile insurance for individuals who do not qualify for preferred or standard insurance because of their payment history, driving record, age, vehicle type, or other factors, including market conditions for standard risks. The Company's commercial lines unit principally writes nonstandard commercial automobile coverage. However, approximately 29% of the total commercial lines unit net premiums written consists of standard commercial coverage. Typical risks include local and intermediate trucking, garages, used car dealers, public and private livery, and artisan contractors. Other commercial lines coverages include property, general liability, umbrella and excess insurance, standard multi-peril packages and other coverages.

   Nonstandard risks generally involve a potential for poor claims experience because of increased risk exposure. Premium levels for nonstandard risks are substantially higher than for preferred or standard risks. In personal lines, the Company's loss exposure is limited by the fact that nonstandard drivers typically purchase low liability limits, often at a state's statutory minimum. The nonstandard insurance industry is also characterized by the insurer's ability to minimize its exposure to unprofitable business by effecting timely changes in premium rates and policy terms in response to changing loss and other experiences. In those states where prior approval for rate changes is required, the Company has generally gained approval in a timely manner. The Company also writes business in states where prior approval to effectuate rate changes is not required. Generally, nonstandard risks written by the Company require specialized underwriting, claims management, and other skills and experience.

   The Company historically has focused its operations in the nonstandard markets where it expects that its expertise and market position will allow it to generate an underwriting profit. An indicator of underwriting profit is a generally accepted accounting principles ("GAAP") combined ratio of less than 100%. During 1996, the Company's GAAP combined ratio was 100.1%, and in four of the last six years the Company has achieved a GAAP combined ratio of less than 100%. The Company's average GAAP combined ratio for all its lines for the six-year period ending 1996 was 100.3%.

   In July 1995, the Company acquired Viking, which is a property and casualty insurance company writing non-standard personal automobile insurance. The Viking acquisition has enabled the Company to change its business mix, expand its personal lines business into new territories, strengthen personal lines market share in existing states, and provide flexibility in marketing the Company's personal lines products. Additionally, Viking controls Viking County Mutual Insurance Company ("VCM"), a Texas mutual organization. As a result, the Company and its affiliates receive 100% reinsurance services in the state of Texas from VCM.

    In 1995, the personal lines business was written through two divisions: the Guaranty National division and the Viking division. However, in 1996 Company management integrated the Guaranty National and Viking personal lines divisions into one personal lines business unit. As a result, personal lines information will no longer be delineated by division.

   The personal lines business unit provides nonstandard personal automobile coverage, primarily in the state of California and the Rocky Mountain and Pacific Northwest regions. This coverage is sold through approximately 8,900 independent agents located in 28 states. In addition, this unit markets business through three general agents.

   Overall, the Company seeks to distinguish itself from its personal lines competitors by providing a superior, highly automated and responsive level of service to its agents and insureds. In addition to high quality service, the Company's personal lines business unit provides ease of payment for insureds through low monthly installments.

   Prior to 1996, the commercial lines business was written through the commercial standard, commercial general and commercial specialty divisions. However, during 1996, the Company's management evaluated the commercial specialty and general divisions and decided that reorganizing these two divisions into a contracts and brokerage division and a separate programs department, would enable the Company to operate more efficiently and to better serve its respective markets. The commercial standard division will, however, remain separate. As a result of this reorganization decision, the financial results of the commercial lines unit will be discussed in total.

   The nonstandard commercial lines business primarily offers commercial coverages for transportation risks, regional programs, specialized coverages for small to medium-sized businesses, and umbrella coverages for a broad range of organizations. This nonstandard commercial business is written through 69 general agents and various brokers throughout the United States except for some Northeastern states. These general agents specialize in particular types of risks and/or geographic locations. The Company's objective for its nonstandard commercial business is to maintain long-term, mutually profitable relationships with a small number of select general agents who follow strict underwriting guidelines.

   Colorado Casualty Insurance Company ("CCIC"), an insurance subsidiary of the Company, writes primarily standard commercial lines business. CCIC an insurance company writes small, standard commercial package policies. The standard commercial business is primarily written in the Rocky Mountain region, but has recently expanded to states outside of the Rocky Mountain region, mainly in the Southeast Region of the United States. CCIC has been successful in serving a niche market of approximately 600 small to medium retail agents. In addition, CCIC utilizes seven general agents as branch offices. The standard business produced by CCIC complements the nonstandard focus of the commercial lines unit.

   The Company also writes collateral protection insurance, primarily insuring automobiles pledged as security for loans for which the borrower has not maintained physical damage coverage as required by the lender. This business is written through 34 general agents across the country and in the Commonwealth of Puerto Rico.

   Personal lines, commercial lines and collateral protection represented 48%, 37%, and 15%, respectively, of the Company's gross premiums written during 1996.

   A.M. Best Company currently rates Guaranty National Insurance Company and its subsidiaries "A (Excellent)" and Viking Insurance Company of Wisconsin and its affiliate "A- (Excellent)." A.M. Best ratings are based upon factors of concern to policyholders, agents and reinsurers and are not primarily directed toward the protection of investors.

Recent Corporate History

   On July 2, 1996, Orion Capital Corporation and certain of its subsidiaries ("Orion") completed a cash tender offer (the "Offer") and purchased 4,600,000 shares of the Company's common stock at a price of $18.50 per share. Additionally, on July 17, 1996, Orion purchased 120,000 shares of the Company's common stock in the open market. The purchase of the tendered shares and the shares bought in the open market brought Orion's ownership in the Company to 81%.

   Prior to the Offer and open market purchases, Orion had owned approximately 49% of the Company's common stock since November 20, 1991, when 51% of the Company's common stock was sold in a public offering by Orion. From 1988 to 1991, Orion had owned all of the Company's common stock.

   In June 1995, the Company sold 1,550,000 shares of its common stock in a European offering, at a price of $15.7575 per share. The shares were placed with institutional investors located principally in the United Kingdom and continental Europe. The proceeds from the European placement were used to partially fund the purchase price and related expenses of the Viking acquisition.

   In conjunction with the 1995 European private placement, and in order to increase the Company's stockholders equity and to facilitate the procurement of financing for the Viking acquisition, the Company and Orion amended the $20,896,000 subordinated notes held by Orion ("Orion Notes") to include a common stock conversion feature. In June 1995, the Company converted $8,667,000 of the Orion Notes into 550,000 shares of common stock. The remaining balance of the Orion Notes was converted into 776,128 shares of common stock in October 1995, after shareholder approval of the conversion.

Operations

   The Company, which is incorporated in the state of Colorado, has three operating units: commercial lines, personal lines and collateral protection. The Company has six insurance subsidiaries:
Guaranty National Insurance Company ("GNIC"), Landmark American Insurance Company ("LAIC"), Peak Property and Casualty Insurance Corporation ("PEAK"), CCIC, Guaranty National Insurance Company of California ("GNICOC") and Viking Insurance Company of Wisconsin
("VICW").   Its six insurance subsidiaries are authorized as
multiple-line insurance carriers and may insure all types of property and liability risks. With the recent approval to write in the state of Michigan, one or more of the Company's subsidiaries are now authorized in all states. The Company has an agreement with and has used Orion to permit it to underwrite risks through Orion's insurance subsidiaries in the states where the Company is not authorized to write certain lines of business. The Company also owns Intercon General Agency, Inc. ("Intercon"), through which the collateral protection business is marketed, Auto Insurance Centers, Inc. ("AIC"), an independent agency which produces personal automobile business for the Company and other carriers in Arizona and Indiana, and Guaranty National Warranty
Services ("GNWS"), through which automobile warranty business is marketed and claims settled.

Underwriting Activities

   In underwriting nonstandard automobile risks, the Company sets premium rates which are substantially higher than standard rates. Policy coverage periods are generally one or six months on personal automobile policies, commercial policy coverage periods are generally one year, while collateral protection policy coverage periods generally range from one month to one year, although some policies are issued for the term of the underlying loan. The business of the Company and its insurance subsidiaries is not materially dependent upon any single customer, group of customers, or group of agents.

   The following table sets forth the volume of direct premiums written, premiums assumed, gross premiums written, premiums ceded to reinsurers and net premiums written during the years indicated.

                                          Year Ended
                                         December 31,
                                  1996       1995       1994
                                  ____       ____       ____
                                      (In thousands)
Direct premiums written         $493,660   $414,694    $295,714
Premiums assumed                  44,376     36,819      69,277
                                --------   --------    --------
Gross premiums written           538,036    451,513     364,991
Premiums ceded                   (46,804)   (53,614)    (42,066)
                                --------   --------    --------
Net premiums written            $491,232   $397,899    $322,925
                                ========   ========    ========

         Personal Lines Business Unit. The personal lines business unit principally provides nonstandard private passenger automobile insurance, with additional coverages offered for artisan-type light trucks and motorcycles in selected states. The focus of nonstandard automobile insurance relates to two customer types: first, those who do not qualify for preferred or standard insurance because of age, driving record, vehicle type or other factors; second, those customers who have low down payment needs or are transitioning from an uninsured to an insured status.

     A critical decision reached during 1996 was to fully integrate the personal lines operations of Viking and Guaranty National Personal Lines. Prior to this decision, these two operations ran as independent divisions. The decision to consolidate and integrate was reached after a careful analysis of the nonstandard market. Over the past ten years, the marketing of nonstandard automobile insurance has evolved from a "cost-plus" orientation where claims costs and operating expenses were totaled, a profit margin added and the product price determined, to a "commodity" orientation where absolute cost of product delivery has gained significantly in importance in assuring market success.

     Company management expects that the decision to integrate the Viking and Guaranty National Personal Lines operations will facilitate reduction of any overlap of functions plus gain significant advantages through economies of scale. The anticipated end result will be a lower expense ratio, which will lead to better pricing and a better market position. A second advantage of this integration is the creation of important new product offerings.
The personal lines business unit's motto of "Easy to Start, Easy to Stay" requires a product pipeline with consumer need-satisfying products designed to match as broad a cross-section of nonstandard customers as possible. The one-month product focus at Viking complements the six-month product focus at Guaranty National to form the foundation for offering a packaged, multiple policy term, multiple commission level and multiple customer quality level product for the independent agent distribution network. Test marketing of the combined packaged products commenced in the state of Indiana in late 1996.

     Product design and pricing of the integrated personal lines business unit will be completed using a product management approach. Product managers have "ownership" of the product design, pricing and marketing strategy for a multiple-state area. Product managers rely on a combination of traditional insurance actuarial pricing techniques plus innovative niche pricing methodologies in an effort to identify and market to important market niches.

     Customer service and policy processing operations are a critical part of the personal lines business unit. Operation centers are currently located in Freeport, Illinois; Denver, Colorado; Salt Lake City, Utah; and Salem, Oregon. Multiple locations in multiple time zones contribute to efficient volume routing, as well as providing a convenient disaster recovery mechanism. In the customer service area, use of an Interactive Voice Response system permits efficient, automated answering of routine agent and customer questions.

     The ability to interact efficiently with a geographically diverse agent force has become a critical building block for successful market players. During 1996, significant attention and resources were devoted to two different electronic interface methodologies. In California, a large portion of new business submissions were received electronically. Electronic interface activities were also present in several other states. Furthermore, efforts in 1997 will concentrate on establishing the best technological platform to significantly expand agent electronic interface. The advantages of electronic interface to the agent include quicker policy issuance, quicker identification of underwriting problems with a particular application submission, and less paperwork. From the Company standpoint, electronic interface permits better field underwriting, prior to the submission of a policy application, through a higher level of accuracy of the data on the application, plus an elimination of duplication of data entry. With significant electronic agent interface the Company's focus shifts from processing to customer service, which permits a better alignment between the Company and the agents' needs. Effective electronic interface also facilitates lower operating costs, which contributes to long-term success in the nonstandard marketplace.

     The personal lines business unit distributes its products through independent agents. The personal lines business unit's independent agents are paid commissions at competitive rates, including cash incentive payments which are contingent on profitability as measured by the agent's loss ratio and premium volume. Overall, these contingent commissions accounted for approximately five percent of the total compensation paid to such agents in 1996. During 1997, two important steps in building the independent agent network will be the cross-appointment of Viking and Guaranty National Personal Lines agents, as well as evaluation of increased coverage in selected markets.

     California continues to be the largest premium volume state for the personal lines business unit. Volume in this state approached $90,000,000 during 1996. Effective January 1, 1997, California became a mandatory insurance state, which historically has led to significant new business opportunities in the one-month product line.

           The personal lines business unit markets policies in 28 states, primarily in the state of California, as discussed above, and the Rocky Mountain and Pacific Northwest regions. In 1996, new states entered by this unit were Pennsylvania and Rhode Island.
The table below shows the Company's gross premiums written for personal automobile insurance in the eight states in which it wrote the largest amount of such business in 1996 and corresponding volume in 1995, as compared to total personal gross premiums written.

                                       Year Ended December 31,
                                ------------------------------------
                                     1996                    1995
                                ------------------------------------
                                     (Dollars in thousands)
California (a)                 $88,756    34.5%        $29,846   15.1%
Washington                      24,082     9.4          17,611    8.9
Utah                            19,525     7.6          21,461   10.9
Oregon                          17,121     6.7          17,137    8.7
Arizona                         15,408     6.0          14,517    7.4
Colorado                        13,776     5.4          16,549    8.4
Texas                           10,564     4.1           9,596    4.9
Idaho                            7,953     3.1           6,663    3.4

          (a) The gross premiums written in California are written through Viking. If Viking's gross premiums written for the entire calendar year 1995 had been included, the state of California would have represented $67,099,000, or 23.8%, of total 1995 personal lines business unit gross premiums written.

   Commercial Lines Unit. The Company's commercial lines unit is comprised of three divisions covering a broad range of nonstandard and standard product lines and classes. Lines of business consist of automobile insurance and, to a lesser extent, general liability, property, and umbrella and excess insurance coverages. The emphasis in the current and previous few years has been to reduce commercial automobile liability and emphasize more profitable commercial coverages. A breakdown of gross premiums written by specific product lines is provided for the years indicated below:

                                        Year Ended December 31,
                              ---------------------------------------------
                                 1996             1995           1994
                              -------------    ------------   -------------
                                        (Dollars in thousands)
Automobile liability          $72,467  36.0%   $80,153  40.0% $100,684  51.6%
Property                       38,144  18.9     30,655  15.3    23,789  12.2
Automobile physical damage     36,528  18.1     32,405  16.2    21,480  11.0
General liability              35,477  17.6     34,456  17.2    32,498  16.7
Umbrella                       18,921   9.4     22,559  11.3    16,577   8.5
                              -------  ----    -------  ----   -------  ----
 Total                       $201,537 100.0%  $200,228 100.0% $195,028 100.0%
                             ======== =====   ======== =====  ======== =====

       Nonstandard commercial lines automobile risks are generally comprised of insurance for local and intermediate trucking, such as sand and gravel haulers; garages, such as used car dealers and automobile repair facilities; and public vehicles, such as buses and limousines. Typically, automobile physical damage has been written on accounts along with automobile liability coverages. However, in 1995, this unit began underwriting programs with physical damage coverage only. One of these programs insured private passenger risks in the state of California, but due to poor loss experience in this program, notice of cancellation was given to the agent during 1996.

   In addition to the automobile line, the commercial unit offers general liability coverage for the premise liability protection needed by businesses in higher risk classes and small artisan contractors. This unit writes property coverages on risks such as vacant buildings, bars, restaurants and motor-truck cargo. It also writes commercial umbrella and excess coverages across a broad spectrum of business classes, and standard commercial package policies for small businesses in small cities and rural areas. The commercial program division writes several multi-line programs such as day care centers and convenience stores.

    The Company has historically generated better-than-industry operating results in commercial lines through controlled pricing, risk selection, and agency management. However, beginning in 1993, the Company experienced a deterioration in commercial automobile liability underwriting results. As a result, the commercial lines unit business strategies were revised. These revisions included the termination of unprofitable agents, the implementation of more stringent underwriting practices and pricing increases, a re-evaluation of states in which the Company had written commercial business, and an evaluation of states in which to seek commercial business opportunities. These revised business strategies have helped the commercial automobile liability underwriting results improve in 1996.

   Commercial lines' business is written throughout the United States, with a limited presence in the Northeast region. The table below shows the Company's commercial lines concentration of gross premiums written in the eight states in which the Company it wrote the its largest amounts of such business in 1996 and corresponding volume in the corresponding gross premiums written in 1995, as compared to total commercial gross premiums written.

                                             Year Ended December 31,
                                          ----------------------------------
                                            1996                    1995
                                          -----------         --------------
                                              (Dollars in thousands)
Texas                                    $24,844  12.3%        $25,890  12.9%
California                                24,326  12.1          30,807  15.4
Colorado                                  15,503   7.7          14,569   7.3
Florida                                   11,817   5.9           8,550   4.3
Arizona                                   10,718   5.3          10,592   5.3
Louisiana                                  8,349   4.1           7,342   3.7
New Mexico                                 8,317   4.1           7,837   3.9
Utah                                       6,783   3.4           6,331   3.2

   Nonstandard commercial lines products and programs are marketed primarily through general agents, most of whom specialize in particular types of nonstandard or difficult to place risks. Some of these general agents also specialize in certain geographic locations. Nonstandard commercial agent relationships are established by the Company only after an extensive review of the agent's underwriting expertise, historical loss experience, financial condition, and other considerations. Such a review is necessitated by the Company's philosophy of establishing an agent relationship only if it has long-term potential. Such long-term affiliations are generally beneficial to both the Company and the agent. Currently, the length of the average nonstandard commercial general agency relationship is eight years.

   Strict underwriting controls are a primary objective of the nonstandard commercial business. The Company has devoted extensive resources to the development and maintenance of detailed underwriting guidelines and related training so that its agents can consistently price and select risks. Management believes that these are important factors in maintaining strong relationships with its agents.

   Nonstandard commercial policies are either underwritten directly by the Company, such is the case with umbrella business, or, for risks that are bound by the general agents, re-underwritten by the Company. The Company has 60 days from the policy effective date to cancel any policy that does not meet its nonstandard commercial underwriting standards. A monthly reporting system provides the Company and each agent with information relating to the agent's underwriting activities to date, premiums written as compared to the Company's business plan for the agent, and other pertinent data. The Company also performs on-site reviews and underwriting audits of general agents on an ongoing basis. Underwriting authority is given to each agent in accordance with a three tier structure based on the Company's review of the agent's past performance and expertise.

   Standard commercial products, written by CCIC, are primarily marketed through rural small to medium retail agents in the Rocky Mountain region., who are granted only limited underwriting
authority.   In addition, to further geographic expansion efforts,
CCIC has appointed seven general agents who have been granted underwriting and policy issuance authority. The retail agents are granted only limited binding authority. The retail agents submit business to CCIC, or its general agents, who underwrite the risk prior to policy issuance. CCIC maintains underwriting manuals that are used for rating and evaluating risks by the general agents and home office underwriters. CCIC performs periodic underwriting reviews of the general agents to ensure compliance with established underwriting standards. The selection and appointment of CCIC retail and general agents is based on criteria to those discussed above for nonstandard commercial agents. above.

   The Company's commercial lines unit has incentive bonus programs which are contingent on profitability as measured by the agent's loss ratio and premium volume. Such contingent commissions accounted for approximately nine percent of the total compensation the Company paid to such agents by the Company in 1996.

   Collateral Protection Unit. Collateral protection insurance coverage primarily insures automobiles pledged as security for loans for which the borrower has not produced evidence of physical damage coverage as required by the lender. This coverage is currently marketed in 41 states, the District of Columbia and the Commonwealth of Puerto Rico through general agents. In addition, this unit offers nonstandard private passenger insurance in California and Kansas.

   In recent years, this unit has grown by expanding its marketing into the Northeastern United States and into the Commonwealth of
Puerto Rico, as well as by product expansion.  Specifically, during
1995, Intercon introduced its newest product, mortgage fire
insurance.  Mortgage fire insurance is forced placed fire insurance on real estate with no other fire coverage.  A breakdown of gross premiums written by specific product lines is provided for the years indicated below:
                                       Year Ended December 31,
                                 ---------------------------------------
                                   1996             1995           1994
                                 --------         --------      ---------
Forced placed
  collateral protection         $21,265  26.9%  $31,989  59.1%  22,125  57.0%
Blanket vendor single
  interest                       18,573  23.5     9,945  18.4    7,157  18.4
Automobile physical damage       13,185  16.7     7,697  14.2    8,001  20.6
GAP                              12,596  15.9       713   1.3
Forced placed mortgage fire       5,979   7.6     1,328   2.4
Automobile liability              5,803   7.3       755   1.4
Other                             1,688   2.1     1,711   3.2    1,557   4.0
                                -------  ----   -------  ----  -------  ----
     Total                      $79,089 100.0%  $54,138 100.0% $38,840 100.0%
                                ======= =====   ======= =====  ======= =====

      The table below shows the Company's gross premiums written for the collateral protection unit in the eight states in which it wrote the largest amount of such business in 1996 and corresponding volume in 1995, as compared to total collateral protection gross premiums written.

                                       Year Ended December 31,
                                  ---------------------------------
                                     1996                   1995
                                  ---------               ---------
                                       (Dollars in thousands)
New Jersey                       $10,569   13.4%        $  917   1.7%
New York                          10,399   13.1          5,619  10.4
California                         8,682   11.0          9,650  17.8
Florida                            8,295   10.5          2,959   5.5
Texas                              7,454    9.4          7,684  14.2
Kansas                             6,523    8.2          1,718   3.2
Oklahoma                           5,839    7.4          4,896   9.0
Puerto Rico                        5,259    6.6          8,541  15.8

           The collateral protection unit has an incentive bonus program for most agents which is contingent on profitability as measured by the agent's loss ratio and premium volume. Such contingent commissions accounted for approximately 11% of the total compensation paid to such agents by this unit in 1996.

Claims

     The Company's claims operations are handled in separate claims departments within each respective operating unit, rather than being handled by a centralized department. This structure allows each operating unit to administer all claims and direct all legal and adjustment aspects of the claim process. The specialized nature of the operating units' nonstandard product lines requires specific skills to settle claims successfully. To achieve this, each operating unit maintains a separate staff of highly trained claim adjusters. Independent adjusters are utilized from time to time in certain geographic areas. The goal of each operating unit is to establish initial contact directly with claimants within 48 hours of a claim being reported.

     To maximize operating efficiencies the nonstandard commercial unit operates from a centralized department in the Englewood, Colorado office. The department is organized to closely align claim staff with underwriting departments. A nationwide TeleClaim (trademark symbol) number is used which gives claimants the ability to telephone in claim reports. The on-line computer system used by this unit is simultaneously updated allowing for quick claim department response. This system is designed to provide the agents for this unit, as well as the insureds, a high level of quality claims service.

     The personal lines business unit administers claims operations through branch offices. These branch offices perform all of the administrative, legal and adjustment aspects of the claim process. Independent adjusters are used periodically for claims.

     Claims integration is an important focus of the personal lines business unit. Work is well underway in integrating the Viking and Guaranty National Personal Lines claims organizations, which should both improve operational efficiency and contribute to delivering better customer service. Best operating practices from each organization will be identified and form the basis for an expanded claims presence in 1997.

     Part of the personal lines business unit's claims focus is a strong emphasis on a Special Investigative Unit (SIU). SIU has evolved to be an indispensable part of any successful claims operation, especially in the nonstandard marketplace. The SIU trains the adjuster force to identify fraudulent claims, establishes procedures for handling those claims, and completes individual file field investigations when appropriate. During 1996, personal lines claim results improved significantly, partly as the result of the influence of SIU.

Reinsurance

        The Company purchases reinsurance to reduce liability on individual risks and to protect against catastrophic losses. Reinsurance involves an insurance company transferring or "ceding" all or a portion of its exposure on insurance written by it to another insurer (the "reinsurer"). The reinsurer assumes the exposure in return for a portion of the premium. The ceding of insurance does not discharge the insurer from its primary liability for the full amount of the policies should the reinsurer fail to meet its obligations under the reinsurance agreement.

     In 1993, the Company entered into a reinsurance treaty with National Reinsurance Corporation ("NRC") covering all major lines of business. Beginning in 1996, the commercial standard division property business was also covered under this treaty. In 1996, NRC was acquired by General Reinsurance Corporation ("General Re"), and as a result of this acquisition the Company's contract was renegotiated under the terms of the reinsurance treaty. This agreement is the Company's primary reinsurance contract, and provides both excess of loss and property catastrophe coverage up to $6,000,000 per occurrence. From January 1, 1996 through June 30, 1996, the Company's maximum loss per occurrence was limited to $400,000 on individual risks and to $500,000 for catastrophes. Effective July 1, 1996, the Company's rate was lowered and the retentions were modified. The maximum loss per occurrence on casualty losses remained at $400,000, but on property losses it was reduced to $300,000 and on catastrophe losses it was increased to $600,000. The NRC contract expires in 1997 and is subject to typical renewal and cancellation provisions. General Re is rated "A++ (Superior)" by A.M. Best.

     In 1996, the Company also had in effect a property catastrophe treaty with a group of reinsurers. The two largest reinsurers in this group are Nationwide Mutual Insurance Company and Munich Reinsurance of Germany, both of which were rated "A+ (Superior)" by A.M. Best. The treaty coverage provided an additional layer of catastrophe coverage up to 95% of $14,000,000 per loss occurrence, in excess of the $6,000,000 coverage provided by the primary reinsurance contract, described above. Thus, this treaty brought the Company's total catastrophe protection to $20,000,000.

     Additionally, the Company uses facultative reinsurance for individual large risks, primarily umbrella and property coverages, and quota-share reinsurance for certain programs.

Investment Portfolio

   The Company's investment philosophy is to achieve an attractive long-term rate of return while maintaining a high level of quality and liquidity in its portfolio. The Company maintains a diversified portfolio comprised of a broad spectrum of issuers and types of securities. At December 31, 1996 and 1995, 85% and 84%, respectively, of the Company's total invested assets consisted of investments in fixed maturities and short-term investments. Other long-term investments are principally comprised of interests in several investment limited partnerships and a surplus debenture issued by VCM to Viking. The Company has no direct real estate or mortgages in its investment portfolio as of December 31, 1996, other than investments in federal agency mortgage pools.

   Securities are classified as available for sale and carried at estimated fair value, unless they meet the Company's criteria to be classified as held to maturity. Such criteria include investment grade bonds with stated maturities less than ten years. The average stated maturity of the Company's fixed maturity portfolio is nine and a half years as of December 31, 1996, excluding investments of $48,316,000 in federal agency mortgage pools which have a stated maturity of up to 30 years, but are generally expected to prepay significantly earlier. Furthermore, the Company has significant holdings in fixed maturity available for sale securities which can be prepaid prior to maturity based on predetermined call dates. The Company estimates that the average duration of the fixed maturity portfolio is approximately four years using interest rate assumptions as of December 31, 1996.

   Since 1984, the Company's investment portfolio has been managed primarily by Orion's investment managers, except for a portion of the equity securities portfolio which, starting in 1992, has been managed by an unaffiliated portfolio manager. The Company directs and oversees the investments of both portfolio managers. For its investment management services, Orion was paid an annual fee of $650,000 in 1996. The Orion investment management contract will continue in effect for one year unless terminated by either party upon 90 days prior written notice. The fee paid to the outside manager is based on a percent of the market value of the assets managed.

   The following tables set forth the composition, by amortized cost and estimated fair value, of the investment portfolio of the Company at December 31, 1996 and 1995, detailing the fixed maturities by rating category, utilizing Standard & Poor's rating, and reflecting the segregation of the fixed maturities portfolio. Both the fixed maturities and equity investments consist primarily of readily marketable securities. Securities which are not rated by independent rating services are assigned the equivalent rating usedas assigned by the National Association of Insurance Commissioners at December 31, 1996. The after-tax net investment yield (reduced by investment expenses) on average invested assets shown below is determined on a GAAP basis.

                                                December 31, 1996
                                    ----------------------------------------
                                                              Estimated
                                    Amortized Cost           Fair Value (a)
                                    ---------------         ---------------
                                             (Dollars in thousands)
Fixed maturities held to maturity:
 AAA                               $  46,287    7.2%        $  46,454   7.0%
 AA                                   27,832    4.3            28,650   4.3
 A                                     6,152    1.0             6,326   0.9
                                   ---------  -----         ---------  -----
                                      80,271   12.5            81,430  12.2

Fixed maturities available
 for sale:
 AAA                                 167,503   26.1           169,465  25.3
 AA                                   82,639   12.9            86,012  12.9
 A                                    49,569    7.7            50,471   7.6
 BBB                                  27,499    4.3            27,865   4.2
 BB                                   24,586    3.8            24,781   3.7
 B                                    30,483    4.8            31,381   4.7
 D                                       136    0.1               315   0.0
                                  ----------   ----         ---------  -----
                                     382,415   59.7           390,290  58.4
                                  ----------   ----         ---------  -----
Total fixed maturities               462,686   72.2           471,720  70.6
Equity securities:
   Common stocks                      42,689    6.7            59,415   8.9
   Nonredeemable preferred stocks     26,969    4.2            28,687   4.3
                                 -----------   ----         ---------  ----
Total equity securities               69,658   10.9            88,102  13.2
Other long-term investments           13,585    2.1            13,600   2.0
Short-term investments                94,993   14.8            94,993  14.2
                                 -----------   ----         ---------  ----
  Total investments                 $640,922  100.0%         $668,415 100.0%
                                 ===========  =====         ========= =====
Net after-tax investment
  yield on average invested assets          4.8%
                                            ===
(Continued)

                                               December 31, 1995
                                 ------------------------------------------
                                                               Estimated
                                 Amortized Cost             Fair Value (a)
                                 ---------------            --------------
                                          (Dollars in thousands)
Fixed maturities held
  to maturity:
 AAA                            $33,915     5.7%             $34,643    5.6%
 AA                              32,930     5.5               34,071    5.5
 A                                6,160     1.0                6,414    1.0
 BBB                              2,012     0.3                2,015    0.3
                                -------     ---              -------    ---
                                 75,017    12.5               77,143   12.4
Fixed maturities available
  for sale:
 AAA                            171,097    28.7              176,036   28.3
 AA                              93,151    15.7               98,149   15.8
 A                               54,771     9.2               56,588    9.1
 BBB                             27,475     4.6               28,069    4.5
 BB                              23,364     3.9               23,394    3.8
 B                               12,848     2.2               12,732    2.1
 D                                  429     0.1                  230    0.0
                               --------    ----              -------   ----
                                383,135    64.4              395,198   63.6
                               --------    ----              -------   ----
Total fixed maturities          458,152    76.9              472,341   76.0
Equity securities:
   Common stocks                 41,994     7.1               52,139    8.4
   Nonredeemable preferred
     stocks                      31,277     5.3               32,946    5.3
                                -------    ----              -------   ----
Total equity securities          73,271    12.4               85,085   13.7
Other long-term investments      11,521     1.9               11,572    1.9
Short-term investments           52,257     8.8               52,257    8.4
                                -------   -----              -------   ----
  Total investments            $595,201   100.0%            $621,255  100.0%
                               ========   =====             ========  =====
Net after-tax investment
 yield on average invested assets       5.0%
                                        ===

 (a) Represents the estimated fair value as defined in Note 1 to the Consolidated Financial Statements.

     The financial condition of the issuers of securities owned by the Company is closely monitored and, in cases where the values of investments are deemed to be other than temporarily impaired, realized losses are recognized. In 1996, no realized losses were recognized for other-than-temporary investment impairments. However, in 1995, after-tax, other-than-temporary investment impairments of $1,388,000 were recorded as realized losses. At December 31, 1996 and 1995, total, after-tax, other-than-temporary investment impairments were $1,105,000 and $1,388,000, respectively.

        As of December 31, 1996, the largest holding by the Company of securities of a single issuer, other than investments in securities of the United States Government and its agencies, was revenue bonds issued by The Chicago, Illinois Metro Water District, with a market value of $6,102,000. These revenue bonds were rated AA by Standard & Poor's.

Reserves

     Loss reserves and loss adjustment expense ("LAE") reserves, collectively ("loss reserves"), represent estimates of amounts needed in the future to pay losses, and the expenses related to the final settlement of such losses, with respect to insured events which have occurred as of the balance sheet date. Such reserves are determined using the Company's, as well as the industry's, historical experience with claims arising from reported losses and
LAE in a particular line of business.   Loss and LAE reserves are
estimates of the ultimate costs of claims incurred but not settled, before any losses that are recoverable under reinsurance contracts. Since the settlement of such claims is dependent upon numerous complex factors, the Company closely monitors its loss and LAE reserves for each line of business, and the factors underlying the methods used in determining such amounts, on a regular basis. Several methods are used to analyze loss reserves by line of business, including paid and incurred loss development. Other factors that are analyzed and considered in the determination of loss reserves include: incurred claim counts and average claim costs; claim emergence and settlement patterns and changes in such patterns from year to year; trends in the frequency and severity of loss; changes in reinsurance coverages; changes in the mix and classes of business; and changes in claims handling procedures as determined by discussions with claims and operating staff and through claims audits.

     The reserve estimation process is reviewed quarterly, and is adjusted to consider all pertinent information that is currently available. During the third quarter of 1995, the Company performed an analysis of the results for the first six months of 1995. This analysis indicated several adverse claim trends which ultimately led to a special actuarial review of the Company's loss reserves. After conclusion of the actuarial review, the Company strengthened its loss reserves by recording a pre-tax charge to earnings in September 1995, of $13,971,000. Of the total $13,971,000 charge, approximately half was attributed to 1994 and the prior two accident years. No such reserve strengthening occurred or was required during 1996.

     Company management believes that the loss and LAE reserves of the Company's insurance subsidiaries make reasonable provisions for the ultimate net cost of all losses and claims incurred at year end 1996. Notwithstanding the foregoing, no assurances can be given that further reserve development may not occur in the future as the process of establishing loss and LAE reserves is, by nature, imprecise. Any and all adjustments to loss and LAE reserves are reflected in the operating results of the periods in which they are made.

          Accident Year Loss and LAE Analysis. An accident year is an accumulation period for loss and LAE experience that is updated in subsequent calendar years until all losses and LAE related to that given period have been settled. Accident year loss ratios relate losses associated with accidents whose occurrence lies within a given calendar year to premiums earned during the same year.

       The table below shows that the Company's reported calendar year loss ratio decreased in 1996, compared to 1995. The significant increase in the calendar year loss ratio for 1995, compared to 1994, reflected the Company's reserve strengthening charge, which is discussed above, for losses and LAE expenses relating to business written in prior years. The following table also shows that the Company's accident year loss ratio, developed through December 31, 1996, has increased over the last three years.

                                                Reported
                            Accident Year    Calendar Year
          Year                 Loss Ratio       Loss Ratio

          1996                    70.3%             70.1%
          1995                    70.1              75.3
          1994                    69.2              66.3

        Calendar Year Loss Reserve Analysis.  An analysis of the
Company's calendar year loss and LAE reserves is presented below:

                          Direct and                      Direct and
                   Assumed less Ceded (Net)            Assumed (Gross)
                   Year Ended December 31,         Year Ended December 31,
                ----------------------------     --------------------------
                1996       1995        1994      1996      1995        1994
               -----       ----        -----     ----      ----        ----
                   (In thousands)                     (In thousands)
Balance at
 beginning of
 year          $286,339   $179,775    $165,800  $354,634  $241,221   $220,965
Reserves
 acquired as
 a result of
 a business
 combination                80,692                         80,964
              ---------   --------    --------  --------  -------   --------
Adjusted
 beginning
 reserves       286,339    260,467     165,800   354,634  322,185    220,965
Add:
 Provision for
 incurred losses
 and LAE:
  Current year  338,779    280,726     212,458   381,202  308,787    227,282
  Prior years      (995)    12,787       1,047       903   32,792     19,793
                -------    -------     -------   -------  -------    -------
                337,784    293,513     213,505   382,105  341,579    247,075
Less:
 Payments for
 incurred losses
 and LAE:
  Current year  194,667    159,208     111,418  200,902   162,548    112,647
  Prior years   144,775    108,433      88,112  167,429   146,582    114,172
               --------    -------     -------  -------   -------    -------
                339,442    267,641     199,530  368,331   309,130    226,819
               --------    -------     -------  -------   -------    -------
Balance at end
of year        $284,681   $286,339    $179,775  $368,408  $354,634   $241,221
               ========   ========    ========  ========  ========   ========

   Included in gross 1995 and 1994 payments, above, were $13,000,000 and $15,375,000, respectively, of claim payments on prior years resulting in adverse gross development due to the claims originally being established net of reinsurance. These claims should have been established gross of losses that were recoverable under reinsurance contracts. The recoveries were collected from reinsurers resulting in no adverse development on a net basis. There were no claim payments of this nature during 1996. Also, included above, in net 1995 payments on prior years' business is $13,142,000 of payments made by Viking, which are not included in the Company's reserve development.

   The adverse (favorable) development of loss reserves attributable to major lines of business for the years indicated is as follows:

                              Direct and                   Direct and
                       Assumed less Ceded (Net)          Assumed (Gross)
                         Year Ended December 31,    Year Ended December 31,
                      --------------------------   --------------------------
                      1996       1995       1994   1996       1995       1994
                      ----       ----       ----   ----       ----       ----
                            (In thousands)                (In thousands)
Personal lines      $(4,038)  $ 2,504     $ (550)  $(4,547) $ 2,277   $  (990)
Commercial lines      1,675    10,056      1,563     3,957   30,288    20,749
Collateral protection 1,368       227         34     1,493      227        34
                     ------   -------     ------   -------  -------   -------
                    $  (995)  $12,787     $1,047   $   903  $32,792   $19,793
                    ========  =======     ======   =======  =======   =======

     The favorable development in personal lines in 1996 was mainly due to estimated incurred but not reported losses at the beginning of the year developing lower than expected, as well as the successful implementation of claims operational changes, which resulted in better than expected development on 1995 personal lines acquired reserves. In 1996, except for storm related claims in the first quarter, claim frequency levels stabilized, while claim severity improved. The adverse development in personal lines in 1995 was principally caused by the reserve strengthening recorded in the third quarter of 1995, as discussed above. This strengthening decision was made, in part, because the private passenger automobile liability outstanding claims and incurred but not reported losses developed higher than expected. Other contributing factors to the 1995 adverse development included continued higher trends in frequency of automobile claims. The favorable development in personal lines in 1994 was the result of claims settling for lower amounts than expected and lower re-estimates of incurred but not reported losses.

     The adverse development in commercial lines in 1996 was mainly attributable to general liability losses and loss adjustment expenses developing higher than expected on reported claims. The adverse development in commercial lines in 1995 related predominately to commercial automobile liability outstanding claims and incurred but not reported losses developing higher than expected due to higher claim severity in 1992 through 1994. This adverse development in the commercial automobile line of business was a significant component of the strengthening of the Company's loss reserves during the third quarter of 1995, as discussed above. The remaining 1995 adverse development in commercial lines was from general liability and other smaller lines of business. The reason for the adverse development in 1994 relates primarily to loss development on professional, general and commercial automobile liability claims occurring prior to 1985. Adverse development on accident years 1985 and prior was insignificant to the total commercial lines' adverse development in 1996, compared to $920,000 and $1,300,000 of adverse development in 1995 and 1994, respectively. This reflects a continued decrease from the level incurred in prior calendar years.

   The development in general liability during 1995 and 1994 resulted from the continued settlement of environmental claims. Environmental claims reported to the Company to date, such as asbestos and pollution contamination, have primarily related to policies written during the period 1978 to 1984. In 1985, the Company added an absolute pollution exclusion clause to general liability policies to significantly reduce exposure to such claims. The Company's known exposure to environmental losses is not considered to be material as they have amounted to approximately three percent of cumulative payments on general liability claims for the accident years 1978 to 1984 and there are less than $600,000 in net outstanding claim reserves, and approximately $2,000,000 in total loss and loss adjustment expense reserves, at December 31, 1996. Based on the claim activity to date and the nature of the business written during this period and subsequent periods, the Company does not believe that there is a material exposure to such risks in the future. The adverse development in professional liability relates to medical malpractice coverages on hospitals. These classes of risk were not written subsequent to 1985.

  The increased adverse development in the collateral protection unit during 1996 was primarily due to an under- estimation of unreported claims, as of December 31, 1995, for the Blanket Vendor Single Interest and Puerto Rico business.

  The following tables present the development of the balance sheet reserve liability on a net basis for 1996 through 1986 and a gross basis for 1996 through 1992. The amounts shown for each year on the top line of the net development table represents the Company's estimate of its liability for future payments of losses and LAE as of the balance sheet date. The upper portion of the table represents the cumulative amount of the initial liability that has been paid in the succeeding years. The lower portion of the table represents a re-estimation of the initial balance sheet liability at the end of each succeeding year. The bottom line of the table represents the change from the initial estimate to the latest re-estimate. The gross development table shows a reconciliation of gross and net loss and LAE reserves, and shows the gross basis cumulative deficiency in a more condensed format. As indicated below, the Company anticipates the gross loss and LAE development to be more volatile. Therefore, the Company utilizes reinsurance for its less predictable business in order to minimize its loss exposure and to reduce the volatility of its net earnings.

                                                          Reserve Development
                                                 Direct and Assumed, less Ceded (Net)
                                                       Year Ended December 31,
              --------------------------------------------------------------------------------------------------
                            1996    1995    1994    1993    1992    1991    1990    1989    1988    1987   1986
                           ------  ------  ------  ------  ------  ------  ------  ------  ------  -----  ------
                                                                (In millions)
Liability for
 unpaid
 losses
 and LAE-net               $284.7  $286.3  $179.8  $165.8  $144.5  $133.9  $132.2  $117.4  $102.7  $87.7  $74.1
Paid (cumulative) as of:
 One year later                     144.8    95.3    88.1    71.2    66.2    68.3    63.3    53.0   42.7   39.2
 Two years later                            144.1   130.3   112.8   103.1   105.3    92.6    80.4   67.9   62.6
 Three years later                                  152.8   133.5   125.5   125.0   109.9    92.2   82.7   79.6
 Four years later                                           142.4   135.0   136.5   119.5   100.6   88.5   89.8
 Five years later                                                   138.6   140.8   125.1   106.6   94.0   92.5
 Six years later                                                            143.0   127.8   109.8   98.5   96.5
 Seven years later                                                                  128.5   111.8  100.4  100.7
 Eight years later                                                                          111.9  102.0  102.2
 Nine years later                                                                                  102.0  103.2
 Ten years later                                                                                          103.2

Liability re-estimated
 as of:
 End of year               284.7   286.3   179.8   165.8   144.5   133.9    132.2   117.4   102.7   87.7   74.1
 One year later                    285.3   192.6   166.8   146.8   136.9    134.2   118.5   105.4   92.5   84.1
 Two years later                           199.0   172.3   148.6   140.9    139.0   122.3   105.2   95.9   93.6
 Three years later                                 175.8   152.2   142.4    142.8   125.6   106.3   94.4   96.6
 Four years later                                          152.9   143.4    144.8   128.0   108.5   95.7   96.7
 Five years later                                                  143.0    145.9   129.5   110.8   97.9   96.9
 Six years later                                                            145.9   130.6   112.8  101.1   99.3
 Seven years later                                                                  130.6   113.8  102.8  102.6
 Eight years later                                                                          113.9  103.9  104.2
 Nine years later                                                                                  104.0  105.1
 Ten years later                                                                                          105.2

Net cumulative
   redundancy
   (deficiency)                     1.0   (19.2)  (10.0)   (8.4)   (9.1)   (13.7)   (13.2) (11.2)  (16.3) (31.1)

                                            Reserve Development
                                        Direct and Assumed (Gross)
                                          Year Ended December 31,
                             ------------------------------------------------
                             1996       1995       1994        1993      1992
                             ----       ----       ----        ----      ----
                                                  (In millions)
Liability for unpaid
   losses and LAE-net        $284.7    $286.3     $179.8      $165.8   $144.5
Reinsurance recoverable        83.7      68.3       61.4        55.2     47.0
                             ------    ------     ------      ------   ------
Liability for unpaid
   losses and LAE - gross     368.4     354.6      241.2       221.0    191.5
Liability re-estimated
   as of:
   End of year                368.4     354.6      241.2       221.0    191.5
   One year later                       355.5      274.0       240.8    194.2
   Two years later                                 283.0       267.3    213.6
   Three years later                                           273.2    233.6
   Four years later                                                     237.4

Gross cumulative
  (deficiency)                          (0.9)      (41.8)      (52.2)   (45.9)

    A redundancy means that the latest estimate of the liability for losses and LAE is lower than the liability that was initially estimated. Whereas, a deficiency means that the latest estimate of the liability for losses and LAE is higher than the liability that was initially estimated. Conditions and trends, previously discussed, that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

Rating

     During 1996, A.M. Best continued its rating of GNIC and its subsidiaries as "A (Excellent)," and of VICW and its affiliate of "A- (Excellent)." In general, A.M. Best ratings are based on an analysis of the financial condition and operation of an insurance company as they relate to the industry. These ratings are not primarily designed for investors and do not constitute recommendations to buy, sell or hold any security. A.M. Best ratings fall into the following categories: A++ and A+ (Superior); A and A- (Excellent); B++ and B+ (Very Good); C++ and C+ (Fair); C and C- (Marginal); and D (Below Minimum Standards).

     Management believes that a significant change in its A.M. Best rating could affect its business, including its relationships with its independent agents, positively in the case of an upgrade or negatively in the case of a downgrade.

Competition

   The insurance business is highly competitive. There are approximately 3,200 property and casualty insurance companies in the United States, although most of them are not significant competitors for the specialty lines which the Company underwrites. Some competing companies offer more diversified insurance coverage and have greater financial resources than the Company. Competition may include lower premiums, specialized products, more complete and complex product lines, greater pricing flexibility, superior service, different marketing techniques, or better agent compensation. The Company largely limits its business to the relatively small market for nonstandard lines of insurance, and more recently to standard lines of commercial insurance in a limited geographic area.

     Management believes that one of its competitive advantages is specializing in limited insurance lines. This specialization allows the Company to refine its underwriting and claims techniques, which in turn, provide agents and insureds with superior service. In addition, management believes that the "A (Excellent)" rating received from A.M. Best gives the Company a competitive advantage over competitors with lower ratings.

Regulation

   The Company's insurance subsidiaries are subject to regulation, primarily by the states of their incorporation. GNIC, PEAK and CCIC are incorporated in Colorado, LAIC is incorporated in Oklahoma, GNICOC is incorporated in California, and VICW is incorporated in Wisconsin. Each of the subsidiaries is are also subject to regulation by other jurisdictions in which it they sell insurance.

   State regulatory agencies have broad administrative powers, including powers relating to the licensing of insurers and their agents, the form and content of policy forms and sales literature, approval of cancellation procedures, premium notice requirements, the form and content of financial statements, reserve requirements, and limitations on permitted investments. In general, such regulation is for the protection of policyholders rather than shareholders.

   All insurance companies must file annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory financial examination of GNIC was completed by the Colorado Insurance Department in 1994 covering the four year period ended December 31, 1993. An examination of LAIC by the Oklahoma Insurance Department was completed in 1994 covering the three year period ended
December 31, 1993. CCIC's latest examination was completed by the Colorado Insurance Department in 1994 covering the two year period ended December 31, 1993. PEAK's latest examination was completed by the Colorado Insurance Department for the one year period ended December 31, 1993. The last regulatory examination of GNICOC was completed by the California Insurance Department for the period ended December 31, 1990. However, GNICOC is currently under exam as of December 31,1995. The Company's management does not expect the results of the examination to have a material adverse impact on the Company. The most recent examination of VICW was completed by the Wisconsin Insurance Department for the five year period ended December 31, 1993. No significant adjustments resulted from any of these examinations.

   In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 1996, securities representing approximately four percent of carrying value of the Company's investment portfolio were on deposit with various state treasurers or custodians. Such deposits must consist of securities which comply with standards that the particular state has established.

   The Company is also subject to state laws regulating insurance holding company systems. Most states have enacted legislation or adopted administrative regulations affecting insurance holding companies and the acquisition of control of insurance companies, as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require administrative approval of the acquisition of 10% or more of the outstanding shares of an insurance company incorporated in the state. The acquisition of 10% of such shares is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In many states the insurance authority may find that "control" in fact does or does not exist in circumstances where there is no control over day-to-day management or where a person owns or controls either a lesser or a greater amount of securities.

   The state jurisdictions in which the Company's insurance subsidiaries are authorized to transact business on an admitted basis all require participation in their respective guaranty funds. Insurers authorized to transact business in such jurisdictions are required to cover losses of insolvent insurers and can be assessed generally between one to two percent of direct premiums written in that jurisdiction each year to pay the claims of insolvent insurers. In 1996 and 1995,the net assessments paid by the Company totaled $303,000 and $131,000, respectively. The likelihood and amount of any future assessment cannot be reasonably estimated until after an insolvency has occurred. Insurance companies also must participate in automobile insurance plans and other specialized coverage plans (windstorm, etc.) mandated by some states in which they sell insurance.

   Most states have insurance laws requiring that rate schedules and other information be filed with the state's regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive, or unfairly discriminatory. Rates vary by class of business, hazard covered and size of risk. Nonstandard and special risks are generally not limited to the standard rates of national rating bureaus. The Company is permitted to file rates which are usually higher than those charged for standard risks, reflecting the higher probability of loss. Several states have recently adopted laws or their legislatures are considering proposed laws which, among other things, limit the ability of insurance companies to effect rate increases and orto cancel, orreduce or not renew coverage with respect to existing policies, particularly personal auto insurance.

   A number of state legislatures and the United States Congress are considering, or have now enacted, some type of legislative proposals which alter the rules for tort claims and increase the states' or federal authority to regulate insurance companies. In some instances, these initiatives have expanded the states' regulation over rates and have also and also have increased data reporting requirements. The Company is not aware of any proposed state legislation which would have a material adverse impact on business.

   Although the federal government generally does not directly regulate the business of insurance, federal initiatives often effect the business in a variety of ways. There are various current proposed federal measures which may significantly affect the Company's insurance business, including, among other proposals, superfund reform and automobile-choice no-fault legislation. The economic and competitive effects on the Company of these proposals will depend upon the final form such of any legislation which may be enacted. might take.

   The state of domicile of the Company's insurance subsidiaries require that they furnish to it financial and other information concerning the operations of companies within a holding company system. All transactions within a holding company system affecting insurers must be fair and reasonable, and the insurer's policyholders' surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company system.

          The principal source of cash available to Guaranty is dividends from GNIC and VICW. The ability of GNIC and VICW to declare dividends is governed by the insurance laws of the state of incorporation. The Colorado dividend restriction law limits the annual dividend a Colorado domiciled insurance company may pay to its parent holding company during a twelve-month period to the greater of 10% of GNIC's statutory surplus or the statutory net income, excluding realized capital gains, as reported at the end of the preceding calendar year. When a dividend is declared by

GNIC, the Colorado Insurance Department must be notified of such declaration within five days thereafter, and at least ten business days before the payment of the dividend. The Wisconsin dividend restriction law limits the annual dividend a Wisconsin domiciled insurance company may pay to its parent holding company during a twelve-month period to the lesser of 10% of VICW's statutory surplus as of the end of the preceding calendar year or the greater of either the statutory net income of VICW for the preceding calendar year, less realized capital gains, or the aggregate of the net income of VICW for the three calendar years preceding the date of the dividend, less realized capital gains for those calendar years minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. See
Note 13 to the Consolidated Financial Statements for disclosure of statutory policyholders' surplus and the maximum annual dividends currently payable by GNIC and VICW. No state insurance laws or regulations restrict dividend payments by Guaranty.

     Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted.

Employees

   As of December 31, 1996, the Company had approximately 1,030 employees. The Company's employees are not members of any labor union. The Company believes that it smaintains good relations with its employees are good.

ITEM 2.   PROPERTIES

   The Company's relocated operations are principally located in a 150,000 square foot facility located in Englewood, Colorado, a 64,000 square foot building located in Madison, Wisconsin, a 23,000 square foot building in Salem, Oregon and a 35,000 square foot facility in Freeport, Illinois. All four of these facilities are owned by the Company, and are currently adequate for the Company's needs and are anticipated to remain adequate for future needs.

ITEM 3.   LEGAL PROCEEDINGS

   As discussed in the Company's report on Schedule 14D-9, filed with the Securities and Exchange Commission on May 22, 1996, as amended on June 1, 1996, June 7, 1996 and June 19, 1996, three separate complaints naming the Company and one or more of its directors, and Orion, as defendants were filed on behalf of the Company's shareholders, alleging that the Orion tender offer, which is discussed above, was unfair and inadequate. On July 2, 1996, counsel for Orion and the Company signed a Memorandum of Understanding providing for the settlement and dismissal of the three cases, based on the revisions which the Purchasers had made in terms of the Offer to Purchase. In the judgment of the Company's management, the costs incurred to defend and settle these complaints will not have a materially adverse effect on the results of the Company's operations. The estimated settlement costs have been accrued in the Company's 1996 consolidated financial statements. See Note 17 to the Consolidated Financial Statements for further discussion of these costs.

   In addition to the three complaints described above, the Company is subject to litigation in the normal course of operating its insurance business. In the judgment of the Company's management, at December 31, 1996 the Company is not engaged in any such litigation which it believes would have a material adverse impact on its financial condition or results of operation, taking into account the reserves established therefore and giving effect to insurance.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
   None.

     INFORMATION CONCERNING EXECUTIVE OFFICERS OF THE COMPANY


   The following is a summary of certain information regarding the executive officers of the Company. All officers of Guaranty and its subsidiaries serve at the pleasure of their respective Boards of Directors.

     James R. Pouliot has been President and Chief Executive Officer (CEO) of the Company since December 1996 and CEO of Viking from 1992. Mr. Pouliot has been a Company Director since 1995. Prior to taking over as President and CEO of the Company, Mr. Pouliot served as Executive Vice President and CEO-Elect from July 1996. From 1990 to 1992, Mr. Pouliot served as Vice President of Marketing for Great American Insurance Company; age 43.

   Richard M. Beverage has been Senior Vice President (SVP)-Chief Actuary for the Company since February 1996. From 1992 through 1996, Mr. Beverage was a Senior Manager - Reserving Studies with Deloitte & Touche LLP. He served as Chief Pricing Actuary for Zurich-American Insurance Company of Illinois from 1991 through 1992; age 45.

   Shelly J. Hengsteler has been Controller and Assistant Treasurer and Principal Accounting Officer of the Company since January 1996. Ms. Hengsteler joined Guaranty National in 1989. From 1991 until 1994, she was a Financial Reporting Manager and from 1994 through 1995 she served as Director of Corporate Finance; age 34.

   Arthur J. Mastera has been SVP-Chief Administrative Officer of the Company since October 1996. Prior to becoming Chief Administrative Officer, Mr. Mastera was President of the Guaranty National Personal Lines Division since November 1995. Mr. Mastera rejoined GNIC as SVP-Administration and Corporate Information Systems in February 1992. From 1989 until 1992, he was Senior Vice President of Planning and Administration at Orion Capital Companies. Mr. Mastera originally joined GNIC in 1983; age 56.

   Jacqueline L. Melton has been SVP of the Company since December 1996. She has also been SVP-GNIC and SVP-Human Resources since
1991. Ms. Melton joined GNIC in 1980 and from 1986 to 1991 she served as Vice President of Human Resources; age 46.

   Michael L. Pautler joined GNIC in 1981 and since 1988 has been SVP-Finance and Treasurer of the Company;
 age 42.

   Fred T. Roberts has been SVP of the Company and President of the Commercial Lines Unit since November 1995. He served as SVP of
GNIC Claims from 1984 to 1995; age 55.

   Charles B. Ruzicka has been SVP-Information Systems since
December 1996. From August 1996, until assuming his current position, Mr. Ruzicka was Vice President-Personal Lines Information Systems. From 1993 through 1996, Mr. Ruzicka was Vice President of Viking. From 1987 to 1993, Mr. Ruzicka was employed with
Progressive Insurance Company and was a Vice President from 1992 through 1993; age 43.

   Philip H. Urban has been SVP of the Company and President of the Personal Lines Business Unit since November 1996. From 1990 to
1996, Mr. Urban was SVP-Personal Lines for Great American Insurance Company; age 44.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
           (a)   Principal Market.

            The principal market on which the Company's Common
Stock is traded is the New York Stock Exchange.

           (b)   Stock Price and Dividend Information

           The table below presents the high and low market prices and dividend information for the Company's Common Stock for 1996 and 1995.

                                                               Cash
                                      Stock Prices          Dividends
                                   High           Low        Declared
                                   ----           ---       ---------
      1996:
      Quarter Ended December 31  $17.125         $15.375     $0.125
      Quarter Ended September 30  17.875           13.50      0.125
      Quarter Ended June 30        18.00           15.00      0.125
      Quarter Ended March 31       17.00          13.375      0.125
                                                             ------
                     Total                                    $0.50
                                                             ======

      1995:
      Quarter Ended December 31  $16.875          $13.75     $0.125
      Quarter Ended September 30   19.00           15.75      0.125
      Quarter Ended June 30        18.50           15.25      0.125
      Quarter Ended March 31       18.25           15.50      0.125
                                                             ------
                      Total                                   $0.50
                                                             ======

            (c)    Approximate Number of Holders of Common Stock

           The approximate number of holders of the Company's
Common Stock, as of February 28, 1997, was 2,400, including both record and beneficial shareholders in security position listings.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations of the Company for the five-year period ended December 31, 1996.

                                        Year Ended December 31,
                         -----------------------------------------------------
                         1996        1995         1994        1993        1992
                         ----        ----         ----        ----        ----
                          (In thousands, except per share amounts and ratios)

Income Statement Data:
 Gross premiums written  $538,036  $451,513     $364,991    $322,613  $300,293
 Premiums ceded            46,804    53,614       42,066      38,573    60,506
                         --------  --------     --------    --------  --------
 Net premiums written    $491,232   $397,899    $322,925    $284,040  $239,787

 Premiums earned         $481,648   $390,017    $321,638    $257,540  $220,033
 Net investment income     39,439     30,976      23,576      22,551    22,701
 Realized investment gains  8,455      3,291       3,007       5,996     2,342
 Other income                                          2          69       424
                         --------  ---------    --------    --------   -------
  Total revenue           529,542    424,284     348,223     286,156   245,500
                         --------  ---------    --------    --------   -------

 Losses and loss
 adjustment expenses      337,784    293,513     213,505     173,500   144,586
 Policy acquisition
 costs                    133,931    110,341      93,103      76,725    64,946
 General and
 administrative            10,422      6,458       7,206       6,280     5,395
 Interest                   6,851      5,708       3,218        2,592    2,565
 Other expenses (a)         3,673        932       1,604        2,433      676
                         --------   --------     -------     --------   ------
  Total expenses          492,661    416,952     318,636      261,530  218,168
                         --------   --------     -------     --------  -------

Earnings before
 income taxes              36,881     7,332       29,587       24,626   27,332
  Income taxes              9,375    (1,597)       7,036        5,341    7,061
                         --------   ---------   --------     ---------  ------
Earnings before
 accounting changes        27,506     8,929       22,551       19,285   20,271
Cumulative accounting
  changes                                                       1,106
                        --------   ----------   --------     ---------  ------
Net earnings              $27,506  $  8,929      $22,551       $20,391 $20,271
                        =========  ==========   ========     ========= =======

 Earnings per share
   before
   accounting change      $  1.84  $   0.67     $  1.86      $  1.54   $  1.62
 Cumulative accounting
   changes                                                       .09
                          -------  -------      -------      -------   -------
 Net earnings per
   common share           $  1.84  $  0.67      $  1.86      $  1.63   $  1.62
                          =======  =======      =======      =======   =======
 Weighted average common
    and equivalent
    shares outstanding     14,973   13,324       12,136       12,538    12,479
                          =======   ======       ======      =======    ======

Statutory Operating Ratios:
 Loss                        70.1%    75.3%        66.3%        67.3%    65.7%
 Expense                     31.2     30.3         30.5         31.3     32.4
                             ----     ----         ----         ----     ----
 Combined                   101.3%   105.6%        96.8%        98.6%    98.1%
                            =====    =====         ====         ====     ====

GAAP Operating Ratios:
 Loss                        70.1%    75.3%        66.3%        67.4%    65.7%
 Expense                     30.0     30.0         31.2         32.2     32.0
                             ----     ----         ----         ----     ----
 Combined                   100.1%   105.3%        97.5%        99.6%    97.7%
                            =====    =====         ====         ====     ====

Dividends:
 Dividends paid
  per common share          $ 0.50   $ 0.50       $ 0.50       $ 0.50   $ 0.50


 (Continued)

                                    Year Ended December 31,
                         -----------------------------------------------------
                         1996         1995        1994         1993       1992
                         ----         ----        ----         ----       ----
                           (In thousands, except per share amounts and ratios)

Balance Sheet Data:
 Total cash and
   investments          $671,229     $625,872    $387,942   $386,250  $327,572
 Total assets (b)        929,092      875,173     605,088    575,083   477,484
 Unpaid losses and
   loss adjustment
   expenses (b)          368,408      354,634     241,221    220,965   191,508
 Notes payable           101,688      103,000      52,896     38,896    32,896
 Shareholders' equity    238,039      215,551     144,759    152,489   130,123
 Statutory
   policyholders'
   surplus               253,815      220,621     133,229    122,452   105,931
 Book value per share     $15.90       $14.41      $12.02     $12.22    $10.44

Ratio of Net Premiums
  Written to
  Policyholders'
  Surplus (b)               1.94        2.19         2.42       2.32      2.26

(a) 1996 includes a nonrecurring tender offer charge of $2,163,000; 1994 includes a nonrecurring relocation charge of $838,000;
1993 includes a $1,750,000 nonrecurring charge for settlement of litigation.
(b) 1995 net premiums written to policyholders surplus ratio was calculated using a full year of Viking net premiums written, rather than using Viking net premiums written from the acquisition closing date forward.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

   Guaranty National Corporation ("Guaranty") and its subsidiaries (collectively, the "Company") manage their property and casualty business in three operating units:  commercial lines, personal lines and collateral protection insurance.  Gross premiums written and GAAP combined ratios by operating unit for the three years ended December 31, 1996, 1995 and 1994, respectively, are
summarized below:
                                              Year Ended December 31,
                                       ----------------------------------
                                       1996            1995          1994
                                       ----            ----          ----
                                              (Dollars in thousands)
Personal lines:
 Gross premiums written               $257,410       $197,147      $131,123
 GAAP combined ratio                      97.6%         104.9%         96.5%
Commercial lines:
 Gross premiums written               $201,537       $200,228      $195,028
 GAAP combined ratio                    105.5%          108.5%         98.6%
Collateral protection:
 Gross premiums written                $79,089        $54,138       $38,840
 GAAP combined ratio                      96.3%          95.7%         97.1%
Total:
 Gross premiums written               $538,036       $451,513      $364,991
 GAAP combined ratio                     100.1%         105.3%        97.5%

   On July 18, 1995, the Company completed its acquisition of Viking. The Viking acquisition has enabled the Company to increase its nonstandard private passenger automobile premiums, as well to expand its personal lines business into new territories, strengthen its personal lines market share position in existing states, and provide further flexibility in marketing its personal lines products. Calendar year 1996 is the first full year in which Viking's operating results are included in the consolidated financial statements. During 1995, Viking's operating results were included in the consolidated financial statements from the acquisition closing date forward. See Note 3 to the Consolidated Financial Statements for further discussion related to the Viking acquisition.

   In July 1996, Company management announced a decision to integrate the Viking and Guaranty National personal lines divisions into one personal lines business unit. This decision was reached, in part, by the recognition of a trend in the nonstandard personal lines insurance industry which emphasizes the importance of a lower expense ratio. During the fourth quarter of 1996, a personal lines business unit President was named. The new President and the personal lines leadership group have begun to make management and staffing assignments for the personal lines business unit, and to focus on agency, geographic and product integration. The personal lines integration effort will continue throughout 1997. In addition to the decision to integrate the personal lines business unit, Company management evaluated the commercial specialty and general divisions during the third quarter of 1996. This evaluation led to a decision to reorganize into a contracts and brokerage division and a programs department. Company management expects this reorganization will enable the Company to operate more efficiently and to better serve its respective markets. The commercial standard division will, however, remain separate. Reorganization activities within these two commercial divisions will continue into 1997. As a result of these recent management decisions, the financial results of the personal lines business unit will no longer be delineated by division and the financial results of the commercial lines unit will be discussed in total.

   The Company's investment philosophy is aimed at achieving an attractive long-term rate of return while maintaining a high level of quality and liquidity in its portfolio. The Company maintains a diversified portfolio comprised of a broad spectrum of industries and types of securities. At December 31, 1996 and 1995, the Company's portfolio consisted primarily of investments in fixed maturities and short-term investments. Such investments represented 85% and 84%, respectively, of the Company's total invested assets. At December 31, 1996, the total equity securities portfolio at estimated fair value was comprised of $59,415,000 in common stocks and $28,687,000 in nonredeemable preferred stocks. The remaining investments at December 31, 1996, were primarily several investment limited partnerships. In addition, during 1995, Viking County Mutual ("VCM"), a county mutual organization controlled by Viking, issued a $1,300,000 surplus debenture to Viking. See Note 14 to the Consolidated Financial Statements for further discussion of this surplus debenture. As of December 31, 1996, the Company had no direct real estate or mortgages in its investment portfolio, other than investments in federal agency mortgage pools.

   The Company maintains 62% of its investment portfolio in investment grade (rated "BBB" or above) fixed maturities. It invests a portion of its assets in noninvestment grade (rated "BB" or below) bonds and preferred stocks in order to increase its overall yield on its investment portfolio. At December 31, 1996, the Company had noninvestment grade fixed maturity securities of $55,205,000 with an estimated fair value of $56,477,000. Such securities were approximately eight percent of total invested assets at December 31, 1996, compared to approximately six percent at December 31, 1995. Securities which are not rated by independent rating services are assigned the comparable rating of the National Association of Insurance Commissioners. At
December 31, 1996, less than one percent of total fixed maturity investments were not current on interest payments.

Results of Operations

Year Ended December 31, 1996 Compared to the Year Ended December
31, 1995

   Overall, gross premiums written increased 19% to $538,036,000 in 1996, from $451,513,000 in 1995. The majority of the growth was attributable to increases in the Company's personal lines and collateral protection operating units. Consolidated net premiums written for 1996 increased $93,333,000, or 23%, compared to 1995, due to a higher volume and change in mix of business. Premiums ceded to reinsurers, as a percentage of gross premiums written, decreased approximately three percent during 1996. The decline resulted primarily from a reduction in commercial lines premiums, as a percentage of total premiums. Commercial coverages are more heavily reinsured than the premiums from the personal lines and collateral protection units, which write business at lower limits than the commercial lines unit.

   The personal lines business unit experienced a $60,263,000, or 31%, increase in gross premiums written in 1996 compared to 1995. The premium volume growth was the result of the Viking acquisition. Prior to the acquisition of Viking in 1995, the Company did not write personal lines business in the state of California. During 1996, this state accounted for 34% of the unit's total gross premiums written. The remaining net increase in this unit's gross premiums written represented the net effect of both increases in other states in which Viking writes business, and decreases in gross premiums written in several states where actions have been focused on improving the unit's profitability.

   The personal lines business unit GAAP combined ratio decreased to 97.6% for the year ended December 31, 1996. The 7.3 point improvement was the result of a lower loss ratio (incurred losses and loss adjustment expense). The lower loss ratio resulted from a
9.3 point decrease in the incurred losses component, which was offset by a 2.0 point increase in the loss adjustment expense component. The decreased incurred losses component was primarily due to lower claim severity, as well as estimated incurred but not reported losses at the beginning of the year developing lower than expected. The increased loss adjustment expense component was due to this unit's emphasis on improved claim handling and on fighting insurance fraud, which resulted in increased legal expenses and increased staffing in the unit's Special Investigative Unit. Additionally, in the prior year the Company strengthened its personal lines loss and loss adjustment expense reserves by $5,010,000. Conversely, during 1996, prior year reserves were decreased as the result of lower than expected claim costs on settlement.

   The commercial lines unit gross premiums written increased slightly, by $1,309,000, to $201,537,000 in 1996, compared to
1995. The increase is the net effect of both increases in the commercial standard division offset by decreases in certain nonstandard lines of business, primarily commercial automobile liability. In accordance with the Company's ongoing, planned, business mix change, which has been in progress over the past few years, commercial automobile liability gross premiums written were reduced to 36% of total commercial lines premiums for 1996 compared to 40% for 1995. While commercial automobile liability gross premiums written declined during 1996, the unit's 1996 property gross premiums written increased from 15% to 19% of total commercial lines gross premiums written, compared to the prior year. Also, in July 1995, this unit introduced an automobile physical damage program in California, which was 50% quota-share reinsured. This program accounted for $1,765,000 of the total increase in, and $10,454,000 of the 1996 commercial lines unit gross premiums written. However, due to poor loss experience in this program, the agent has been given notice of cancellation. As a result, the Company expects the gross premiums written for this program to be insignificant during 1997. The expected 1997 premium decline on this California physical damage program is expected to be offset by increased premium production in the commercial standard lines of business.

   The commercial lines unit GAAP combined ratio decreased by 3.0 points to 105.5% in 1996, compared to 1995. The decrease resulted primarily from a 5.9 point improvement in the unit's loss ratio, which was partially offset by a 2.9 point deterioration in the unit's expense ratio. The lower loss ratio was attributable to lower overall commercial claims frequency and severity during 1996. Also, the 1995 loss ratio was unusually high because of the loss and loss adjustment expense reserve strengthening for prior year claims recorded in 1995. No significant reserve strengthening occurred during 1996. The higher expense ratio was due to more commercial business written in programs having higher commission rates, as well as increased contingent commissions.

   Collateral protection insurance, the Company's third operating unit, increased 1996 gross premiums written 46% to $79,089,000, compared to 1995. This significant increase was primarily due to this unit's two newest products, GAP and mortgage fire insurance. The gross premiums written from GAP and mortgage fire insurance increased approximately $16,534,000 over the prior year. Additionally, premiums from this unit's automobile business increased approximately $10,266,000 in 1996, compared to 1995. These increases were partly offset by a $3,282,000 decrease in gross premium written in Puerto Rico.

   The collateral protection unit GAAP combined ratio increased 0.6 points for 1996, compared to the prior year. The increase was due to an 8.1 point increase in the unit's loss ratio for 1996, compared to 1995. The higher loss ratio was a result of increased frequency in the Northeast blanket vendor single interest and Puerto Rico collateral protection programs. The unit has implemented underwriting and pricing adjustments and has canceled problematic accounts in an effort to correct the higher loss ratio. The unit's higher loss ratio was partially offset by its lower expense ratio. The expense ratio for 1996 was 36.0%, compared to 43.5% for 1995. The improvement in the expense ratio related to lower agency contingent commissions, which were proportionately reduced by the increased loss ratio.

 The Company operates under a primary reinsurance contract that provides both excess of loss and property catastrophe coverage up to $6,000,000 per occurrence for all major lines of business. The primary reinsurance contract for 1996 was with National Reinsurance Corporation ("NRC"), which is now owned by General Reinsurance Corporation ("General Re"), and served to limit the Company's maximum loss per occurrence on individual risks to $400,000 and for
catastrophes to $500,000, through June 30, 1996.       Effective
July 1, 1996, as a result of the acquisition of NRC by General Re, the Company's contract was renegotiated under the terms of the treaty at a more favorable rate and the retentions were modified. The Company's maximum loss per occurrence on casualty losses remained at $400,000. However, on property losses it was reduced to $300,000, and on catastrophe losses it was increased to $600,000. Also, the contract will terminate December 31, 1997 rather than December 31, 1998.

   The Company has purchased an additional layer of catastrophe coverage up to 95% of $14,000,000 per loss occurrence, for total catastrophe protection of $20,000,000. The Company continues to utilize facultative reinsurance for certain risks, primarily umbrella and property coverages, and quota-share reinsurance.

   The Company's insurance operating units, in total, experienced $995,000 of favorable development in 1996 on 1995 and prior loss reserves, net of reinsurance. This compares to $12,787,000 of adverse development in 1995 on 1994 and prior loss reserves, net of reinsurance. The development equates to (0.3%) and 7.1% of loss reserves carried at December 31, 1995 and 1994, respectively. The small amount of redundant development in 1996 was primarily due to estimated incurred but not reported (IBNR) losses at the beginning of the year developing lower than expected, as well as better than expected settlement on 1995 personal lines acquired reserves. The favorable development within the personal lines business unit was partially offset by general liability losses and loss adjustment expenses on reported claims developing higher than expected, and collateral protection incurred but not reported losses developing higher than expected. The high adverse development in 1995 on prior accident years was primarily due to personal and commercial automobile liability losses on both reported and unreported claims developing higher than expected.

   During 1996, the Company's known exposure to environmental losses, such as asbestos and pollution contamination, did not materially change. Based on the minimal claim activity to date and the nature of the business written, the Company does not believe that it has a material exposure to environmental losses.

   During 1996, the Company's catastrophic losses amounted to $1,689,000, or $0.11 per share, net of tax and reinsurance recoveries. This compares to $1,615,000 in catastrophic losses, or $0.12 per share, net of tax and reinsurance recoveries, during 1995. The catastrophic losses mainly affected the commercial and personal lines operating units, and primarily related to storms in the Central United States, Hurricane Fran and Hurricane Bertha.

Company management believes that its prudent level of reinsurance, as discussed above, and spread of coverage over a variety of geographic areas limits the Company's exposure to catastrophic events.

   The Company's 1996 interest expense increased $1,143,000, or 20%, compared to 1995. This increase was due to an overall increase in bank borrowings during mid-1995. The 1995 borrowings were used to fund the Viking acquisition, and are pursuant to a reducing, revolving credit facility, which provides for a floating interest rate. In order to reduce the risk of changing interest rates, in 1995 the Company entered into two interest rate swap agreements to hedge $80,000,000 of the total borrowings until 1998. These agreements have given the Company a fixed interest rate, including the applicable London Interbank Offered Rate (LIBOR) margin outlined in the Company's reducing, revolving credit facility, of approximately 6.3% on the $80,000,000. See Note 11 to the Consolidated Financial Statements for further discussion of the interest rate swap transactions.

   Pretax net investment income increased $8,463,000 in 1996, compared to 1995, and after-tax net investment income increased $5,592,000 for the same period. These increases were primarily due to an overall increase in average invested assets, which resulted primarily from the July 1995, addition of the Viking investment portfolio and positive operating cash flow. Additionally, the Company had stronger earnings from its limited partnership investments during 1996, when compared to 1995. Specifically, earnings from limited partnership investments increased $1,718,000 during 1996. The investment portfolio yield, on an after-tax basis, decreased slightly to 4.8% in 1996, compared to 5.0% in 1995.

   After-tax realized investment gains in 1996 and 1995, were $5,496,000 and $2,139,000, respectively. The significant increase in 1996 after-tax realized investment gains, compared to 1995, was predominately due to the strong stock market during 1996. The sale of equity securities resulted in approximately 94% of the total realized investment gains.

  On May 8, 1996, Orion Capital Corporation and certain of its subsidiaries ("Orion"), commenced a cash tender offer (the "Offer") to purchase up to 4,600,000 shares of the Company's common stock. As a result of the Offer, the Company incurred costs of approximately $1,778,000, net of tax, or $0.12 per share, for expenses related to the Offer. These costs were classified as nonrecurring in the Company's December 31, 1996 Consolidated Financial Statements. See Note 17 to the Consolidated Financial Statements for further discussion of these costs.

   The income tax expense was 25.4% of pre-tax income in 1996 versus a 21.8% income tax benefit of pre-tax income in 1995. The 1996 income tax expense differed from the Federal statutory rate due to nontaxable interest income and the dividends received deduction on stock dividends. The 1995 income tax benefit resulted from a combination of underwriting losses and nontaxable interest income and dividends received deduction.

   Overall, the Company's net earnings increased $18,577,000, to $27,506,000, for the year ended December 31, 1996, compared to the year ended December 31, 1995. Net earnings per common share were $1.84 at year end 1996, versus $0.67 at year end 1995. The majority of the improvement in the Company's net earnings and net earnings per common share was attributable to increased profitability in the Company's personal lines business unit. In the prior year, net earnings and net earnings per common share were substantially reduced by a $9,081,000, or $0.68 per share, net of tax, reserve strengthening charge within the personal and commercial units.

Year Ended December 31, 1995 Compared to the Year Ended December
31, 1994

   Gross premiums written increased 24% to $451,513,000 in 1995, from $364,991,000 in 1994. The personal lines business unit, experienced a $66,024,000, or 50%, increase in gross premiums written in 1995 compared to 1994. The majority of the premium volume growth was a result of the acquisition of Viking, which accounted for $61,766,000 of the overall increase in the personal lines business unit gross premiums written during 1995. The remaining increase in gross premiums written was primarily due to expansion into Indiana, Louisiana, and Ohio.

   The personal lines business unit GAAP combined ratio increased to 104.9% for the year ended December 31, 1995. The increase was the result of a higher loss ratio caused by the reserve strengthening recorded in the third quarter of 1995, combined with higher frequency of automobile physical damage claims, as well as catastrophe losses. The increased loss ratio was offset slightly by a lower expense ratio resulting from improved operating efficiencies.

   During 1995, the commercial lines unit gross premiums written remained relatively constant, with only a three percent increase, when compared to 1994. This consistent level was a result of standard division new business generated outside the Rocky Mountain region, as well as the expansion of existing specialty programs and umbrella business, and the introduction of a new automobile physical damage program in California. These increases were offset by decreases in other commercial lines of business. In accordance with the Company's planned business mix change, commercial automobile liability gross premiums written were reduced to 40% of total commercial lines premiums for 1995 compared to 52% for 1994.

   The commercial lines unit GAAP combined ratio increased by 9.9 points to 108.5% in 1995, due primarily to a higher loss ratio resulting from the reserve strengthening in commercial automobile liability recorded in the third quarter of 1995, and continued high severity in 1995. In addition, the commercial lines unit expense ratio increased slightly during 1995 compared to 1994.

   Collateral protection insurance increased gross premiums written 39% to $54,138,000. This significant increase was primarily due to geographic expansion in the Commonwealth of Puerto Rico, increased market penetration in existing states, and growth in blanket single interest insurance product line, as well as the introduction of a new product, mortgage fire. The new business written in Puerto Rico comprised 16% of gross premiums written by the collateral protection unit during the twelve months ended December 31, 1995. The growth in the blanket single interest, GAP and mortgage fire product lines increased collateral protection gross premiums written by approximately $4,829,000 during 1995.

   The collateral protection business is characterized by a loss ratio that is significantly lower, and an expense ratio that is significantly higher, than most other lines of business. However, during 1995 this unit improved its expense ratio by 5.0 points due to lower overall agency commissions. Additionally, during 1995 more blanket single interest policies were sold, which normally have a lower acquisition cost.

    The consolidated net premiums written increased $74,974,000, or 23%, in 1995, compared to the previous year, primarily due to a higher volume of business as explained above. Premiums ceded to reinsurers, as a percentage of gross premiums written, remained constant during 1995. Increased commercial lines reinsurance costs were offset by increased personal lines business, which has a lower reinsurance charge than commercial lines due to the lower liability limits on personal lines policies. The Company maintains reinsurance treaties which cover almost all lines of business on an excess of loss basis, and which limit the Company's liability on catastrophe losses.

   In an analysis of the results for the first six months of 1995, the Company observed several adverse claim trends which led to a special actuarial review of the Company's loss (losses and loss adjustment expenses) reserves. This extensive actuarial review indicated that higher frequency and severity trends were causing the unanticipated higher claim costs. As a result, the Company strengthened its loss reserves by recording a pre-tax charge to earnings of $13,971,000 during the third quarter. Approximately one-half of this $13,971,000 charge was attributed to 1994 and the prior two accident years.

   The Company's loss ratio in 1995 was 75.3%, up from the 66.3% reported in 1994. The significant increase in the loss ratio was mainly due to the reserve strengthening, which was recorded in the third quarter of 1995, as discussed above. The commercial lines loss ratio increased 9.7 points to 78.0%, primarily as a result of the reserve strengthening and higher severity in 1995. In personal lines, the loss ratio increased to 78.6% from 69.4%, due to the reserve strengthening, as well as higher frequency of automobile physical damage claims, and catastrophe losses. The collateral protection unit loss ratio increased in 1995 to 52.2% compared to 48.6% in 1994.

   Including the reserve strengthening charge, the Company's insurance operating units, in total, experienced $12,787,000 of adverse development in 1995 on 1994 and prior loss reserves, net of reinsurance. This compares to $1,047,000 of adverse development in 1994 on 1993 and prior loss reserves, net of reinsurance. The development equates to 7.1% and 0.6% of loss reserves carried at December 31, 1994 and 1993, respectively. The adverse development in 1995 was principally caused by commercial automobile and private passenger automobile liability outstanding claims and incurred but not reported losses developing higher than expected. The remainder was from general liability and other lines.

   During 1995, the Company's known exposure to environmental losses, such as asbestos and pollution contamination, did not materially change. Based on the minimal claim activity to date and the nature of the business written, primarily automobile coverage, the Company does not believe that it has a material exposure to environmental losses.

   During 1995, the Company experienced catastrophic losses, net of reinsurance recoveries, amounting to $1,615,000, or $0.12 per share, net of tax and reinsurance recoveries. This compares to $1,080,000 in catastrophic losses, or $0.09 per share, net of tax and reinsurance recoveries, during 1994. For the most part the catastrophic losses affected the commercial and personal lines operating units, and primarily related to hurricanes and wind and hail storms.

   The Company's expense ratio in 1995 was 30.0% compared to 31.2% in 1994. The improvement in the expense ratio is due to higher personal lines business unit premiums coupled with improved operating efficiencies in this unit.

   As a result of an overall increase in borrowings during 1995, the Company's interest expense increased $2,490,000, or 77%, compared to 1994. The borrowings were used to finance the Viking acquisition, discussed above and in more detail in Note 6 to the
Consolidated Financial Statements.   The borrowings are pursuant to
a reducing, revolving credit facility entered into in June 1995, which provides for a floating interest rate. In order to reduce the risk of changing interest rates, during the third quarter of 1995 the Company hedged $80,000,000 of the total borrowings until 1998, by entering into two interest rate swap agreements, giving the Company a fixed interest rate. See Note 11 to the Consolidated Financial Statements for further discussion of the interest rate swap transactions.

   Pretax net investment income increased $7,400,000 in 1995, compared to 1994, and after-tax net investment income increased $5,698,000 for the same period. These increases are primarily due to a 30% increase in average invested assets, which resulted primarily from the addition, effective July 18, 1995, of the Viking investment portfolio and positive operating cash flow. Viking's investment portfolio amounted to approximately $177,400,000 at the date of acquisition. Excluding Viking, the Company's after-tax net investment income increased 14%, to approximately $21,601,000, in 1995. The investment yield, on an after-tax basis, remained constant at approximately five percent. After-tax realized investment gains in 1995, and 1994, were $2,139,000 and $1,955,000, respectively. Other-than-temporary investment impairments of $1,388,000, after-tax, were recorded during 1995, while no impairments were deemed necessary during 1994.

    The unrealized investment gains on fixed maturities available for sale and on equity securities as of December 31, 1995, were $12,063,000 and $11,814,000, respectively. The unrealized gain on the fixed maturities held to maturity portfolio was $2,126,000 as of December 31, 1995. The market value of the Company's fixed maturity investments generally varies inversely with changes in the general level of interest rates. The market value of Federal agency and other mortgage pool securities is subject to additional market value volatility due to the impact of changes in prepayment rates on the mortgages which underlie such securities.

   The income tax benefit was 21.8% of pre-tax income in 1995 versus income tax expense of 23.8% in 1994. The 1995 income tax benefit was a combination of underwriting losses and nontaxable interest income and dividends received deduction.

   Overall, the Company's net earnings decreased $13,622,000, for the year ended December 31, 1995, compared to the year ended December 31, 1994. Net earnings per common share were $0.67 for 1995, versus $1.86 for 1994. For the year ended December 31, 1995, the strengthening of the Company's loss reserves accounted for $9,081,000, or $0.68 per share, net of tax, of the decrease. The remaining decrease in earnings per share for the year is attributable to the increased loss ratios within the commercial and personal operating units.


Liquidity and Capital Resources

   The Company's operations have produced positive operating cash flow during the past nine years. Net cash provided by operating activities was $44,436,000, $29,101,000, and $39,478,000 for 1996,
1995 and 1994, respectively. The increase in operating cash flow in 1996, compared to 1995, was mainly the result of higher premiums and net investment income collected, as well as lower income tax payments. Additionally, the Company paid less agency contingent commissions during the current year, compared to the prior year. These fluctuations were partially offset by higher levels of loss and loss adjustment expense payments, policy acquisition costs and interest paid during 1996, compared to 1995. Overall, during 1996 the ratio of losses and loss adjustment expenses paid to losses and loss adjustment expenses incurred increased approximately 9%, when compared to this same ratio for 1995.

   Net cash used in investing activities amounted to $38,506,000, $120,685,000, and $35,171,000 for 1996, 1995 and 1994,
respectively. The $82,179,000 decrease in cash used in investing activities during 1996, compared to 1995, mainly related to a decline in cash used to acquire subsidiaries. As discussed above, in the prior year the Company acquired Viking. However, in the current year there were no acquisitions of subsidiaries. The decrease in funds used to acquire subsidiaries was offset, in part, by a net increase in purchases of all types of investments. The increased investment purchases were partially offset by increased sales and maturities of equity and fixed maturity securities.

   Net cash used in financing activities was $8,736,000 in 1996, versus net cash provided by financing activities of $88,769,000 and $1,315,000 in 1995 and 1994, respectively. The net cash provided by financing activities during 1995 was used to finance the Viking acquisition. During 1996, the Company paid approximately $1,313,000 in principal payments on its 6.5% term loan, which is discussed in Note 6 to the Consolidated Financial Statements. As of December 31, 1996, the Company had $10,000,000 available under its reducing, revolving credit facility. The Company declared and paid a regular quarterly dividend of $0.125 in each of the four quarters during 1996.

   The Company's 1996 book value per share increased $1.49, to $15.90. This increase was primarily due to the significant increase in the Company's net earnings during 1996, compared to 1995, coupled with an increase in the unrealized investment gains caused by the strong stock markets during 1996.

   The Company's level of short-term investments at December 31, 1996 and 1995 was 14.2% and 8.4%, respectively, of total investments. The increase resulted from management's decision to reduce the average duration of its investment portfolio and to shift its investment mix to securities with more liquidity. Company management believes that it maintains sufficient liquidity in its investment portfolio through its short-term investment holdings to meet anticipated claim payments and other insurance payment requirements.

   Securities are classified as available for sale and carried at estimated fair value, unless they meet the Company's criteria to be classified as held to maturity. Such criteria include investment grade bonds with stated maturities less than 10 years. The unrealized investment gains on fixed maturities available for sale and on equity securities as of December 31, 1996, were $7,875,000 and $18,444,000, respectively. Overall, the unrealized gains on equity securities increased $6,630,000 during 1996, compared to 1995, due to the strong stock market. The December 31, 1996 unrealized gain on the fixed maturities held to maturity portfolio was $1,160,000. The estimated fair value of the Company's fixed maturity investments generally varies inversely with changes in the general level of interest rates. The estimated fair value of federal agency and other mortgage pool securities is subject to additional fair value volatility due to the impact of changes in prepayment rates on the mortgages which underlie such securities.

   Guaranty's projected use of cash consists of debt service, dividends to shareholders, income taxes, and administrative expenses. These required cash disbursements will be funded primarily from existing available cash and dividends from Guaranty National Insurance Company ("GNIC") and Viking Insurance Company of
Wisconsin ("VICW").   GNIC paid no dividends to Guaranty during
1996. However, VICW paid dividends in the amount of $8,687,000 to Guaranty in 1996. Payment of dividends by GNIC and VICW must comply with insurance regulatory limitations. Under current regulations, permitted dividends exceed Guaranty's projected cash requirements. The Colorado dividend restriction law limits the annual dividend which can be paid by GNIC to the greater of 10% of the insurer's statutory surplus or statutory net income, excluding realized capital gains, as reported at the end of the preceding calendar year. The Wisconsin dividend restriction law limits the annual dividend that VICW may pay to Guaranty to the lesser of 10% of VICW's statutory surplus as of the end of the preceding calendar year or the greater of either the statutory net income of VICW for the preceding calendar year, less realized capital gains, or the aggregate of the net income of VICW for the three calendar years preceding the date of the dividend, less realized capital gains for those calendar years minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. Under these laws, approximately $25,307,000, in total, is available to pay dividends to Guaranty in 1997. The Company believes both GNIC and VICW will be in position to pay comparable dividends to Guaranty in the future. Management believes that in addition to the $10,000,000 available under the Company's reducing, revolving credit facility, Guaranty has substantial sources of further liquidity, if necessary, from capital markets and bank borrowings.

     On July 2, 1996, Orion consummated its cash tender offer, which is discussed above, and purchased 4,600,000 shares of the Company's common stock at a price of $18.50 per share. In addition, on July 17, 1996 Orion purchased an additional 120,000 shares of the Company's common stock in the open market, increasing their ownership percentage of the Company from 49% to 81%. See Note 17 to the Consolidated Financial Statements for further discussion related to these Orion transactions.

  As a result of Orion's tender offer, the Company was served with three separate complaints alleging that the Orion tender offer price was unfair and inadequate. See Note 12 to the Consolidated
Financial Statements for more discussion related to these complaints.

   On July 18, 1995, the Company acquired Viking for approximately $94,681,000 in cash, including acquisition expenses and net of cash acquired. In return, the Company received the common stock of Viking, with net assets valued at $86,613,000. Additionally, because Viking controls VCM, the Company and its affiliates receive 100% reinsurance services in the state of Texas from VCM. See Note 9 to the Consolidated Financial Statements for further discussion of the 100% reinsurance arrangement.

   From 1991 through 1995, the Company was indebted to Orion under a $20,896,000 subordinated note agreement. However, subsequent to the date of the original agreement various refinancing arrangements and amendments were made. The last of these modifications took place on June 14, 1995, and added a common stock conversion feature. Thereafter, on June 22, 1995, the Company converted $8,667,000 of the Orion Notes into 550,000 shares of common stock. The remaining balance of these notes, $12,229,000, was converted into 776,128 shares of common stock on October 30, 1995. Of the total 1,326,128 common shares issued to Orion during 1995, as part of the note conversion, 415,000 of these shares were re-issued treasury shares. At December 31, 1994, the Company had a total of 438,200 shares of treasury stock, at a cost of $6,342,000, which had been repurchased during 1994 pursuant to its stock repurchase plan. However, in 1995 all of the treasury shares repurchased during 1994 were re-issued either to Orion or in connection with awards and the exercise of stock options under the Company's 1991 Long-Term Performance Incentive Plan.

   In conjunction with the Viking acquisition, there is an additional purchase price amount which may ultimately be paid to the seller depending on Viking's future loss development. This additional purchase price amount is estimated to be $4,333,000. See Note 3 to the Consolidated Financial Statements for further discussion of this obligation. There are no other significant contingencies or commitments known to management that would have a material impact on the Company's liquidity or financial condition.

      In May 1996, Viking moved its Freeport, Illinois operations from a leased facility into an office building which was acquired by Viking in February 1996, for approximately $1,300,000. In May 1994, the Company consolidated its Colorado operations to a new facility, which provides facilities to support future growth. Expenditures for the new facility totaled $16,208,000, primarily funded from operating cash flow. Total nonrecurring relocation charges were $838,000 in 1994.

   On August 26, 1994, the Company acquired General Electric Mortgage Insurance Corporation of California ("GEMIC") for $6,363,000 in cash and received in exchange the common stock of GEMIC, which had net assets valued at $5,508,000. The Company renamed GEMIC as Guaranty National Insurance Company of California ("GNICOC"). The Company is utilizing GNICOC for its California commercial and collateral protection business, reducing the need for 100% reinsurance services from Orion. GNICOC retained no liabilities from its previously written business and other operations.

  On December 17, 1996, James R. Pouliot was promoted to President and Chief Executive Officer, following Roger B. Ware's retirement on this same date. Also, during 1996, the Company's Board of Directors elected W. Marston Becker, who was named Chairman and CEO of Orion, to the Company's Board of Directors.

Forward Looking Statements

  Some of the statements made in this Form 10-K Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity;
(vi) severe adverse weather conditions; (vii) the cost of automobile repair; (viii) the number of new and renewal policy applications submitted by the Company's agents; and (ix) other factors over which the Company has little or no control.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF MANAGEMENT



  The management of Guaranty National Corporation is responsible for the consolidated financial statements and the information included therein. The consolidated financial statements are fairly presented and have been prepared in accordance with generally accepted accounting principles and are appropriate in the circumstances, and, where necessary, include amounts based on management's informed estimates and judgments.

  The Company has an internal control structure which it believes provides reasonable assurance that assets are safeguarded from loss or unauthorized use, transactions are recorded in accordance with management's policies and that the financial records are reliable for preparing consolidated financial statements. The internal control structure includes written policies and procedures which are communicated to all appropriate personnel and updated as necessary.

  Compliance with the internal control structure is continuously maintained and monitored by management. The internal audit staff of the Company evaluates and reports on the adequacy of and adherence to these controls, policies and procedures. In addition, as part of its audit of the consolidated financial statements, Deloitte & Touche LLP, the independent auditors for the Company, evaluate the Company's internal control structure to the extent they consider necessary to express an opinion on the consolidated financial statements. Recommendations concerning the internal control structure are provided by both the internal auditors and Deloitte & Touche LLP, and management takes actions which are believed to be appropriate responses to these recommendations.

  The Audit Committee of the Board of Directors is comprised of independent directors, and has general responsibility for oversight of financial controls and audit activities of the Company and its subsidiaries. The Audit Committee, which reports to the Board, annually reviews the qualifications of the independent auditors and meets periodically with them, the internal auditors and management to review the plans for and results of the audits. Both internal and independent auditors have free access to the Audit Committee, without members of management present, to discuss the adequacy of the internal control structure and any other matters which they believe should be brought to the attention of the Audit Committee.



s/James R. Pouliot                           s/Michael L. Pautler

James R. Pouliot                             Michael L. Pautler
President and Chief Executive Officer        Senior Vice President -
Finance and Treasurer

                        INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Guaranty National Corporation

  We have audited the accompanying consolidated balance sheets of Guaranty National Corporation and subsidiaries ("the Company") as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Guaranty National Corporation and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Denver, Colorado
February 14, 1997

          GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
               (In thousands, except share amounts)

                              ASSETS

                                                          December 31,
                                                    -----------------------
                                                    1996               1995
                                                    ----               ----
Investments:
 Fixed maturities held to maturity, at cost       $ 80,271          $ 75,017
 Fixed maturities available for sale, at market    390,290           395,198
                                                   -------           -------
                                                   470,561           470,215
 Equity securities, at market                       88,102            85,085
 Other long-term investments                        13,585            11,521
 Short-term investments available for sale,
   at market                                        94,993            52,257
                                                   -------           -------
   Total investments                               667,241           619,078
Cash                                                 3,988             6,794
Accrued investment income                            7,971             7,603
Accounts receivable, (less allowance of
  $171 - 1996; $374 - 1995)                         45,557            51,638
Reinsurance recoverables and prepaids,
 (less allowance of $200 - 1996; $200 - 1995 )      90,781            81,825
Property and equipment, (less accumulated
  depreciation of $13,508 - 1996; $9,326 - 1995)    29,833            31,573
Deferred policy acquisition costs                   44,456            37,637
Goodwill, (less accumulated amortization
  of $6,423 -1996; $5,263 - 1995)                   34,639            33,133
Other assets                                         4,626             5,892
                                                  --------          --------
  Total assets                                    $929,092          $875,173
                                                  ========          ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Unpaid losses                                    $303,266          $290,156
 Unpaid loss adjustment expenses                    65,142            64,478
 Unearned premiums                                 154,242           146,205
 Notes payable                                     101,688           103,000
 Reinsurance payables and deposits                   7,268             8,290
 Other liabilities                                  59,447            47,493
                                                  --------          --------
    Total liabilities                              691,053           659,622
                                                  --------          --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.10 par value;
  authorized, 6,000,000 shares;
  none issued and outstanding
 Common stock, $1 par value;
  authorized, 30,000,000 shares;
  issued 14,975,497 shares - 1996;
  14,961,354 shares - 1995                         14,975             14,961
 Capital in excess of par                         121,272            121,050
 Retained earnings                                 84,685             64,664
 Deferred compensation on restricted stock                              (644)
 Net unrealized investment gains                   17,107             15,520
                                                 --------            --------
   Total shareholders' equity                     238,039            215,551
                                                 --------            --------
   Total liabilities and shareholders' equity    $929,092           $875,173
                                                 ========           =========

            See notes to consolidated financial statements

          GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands, except per share amounts)

                                           Year Ended December 31,
                                       -----------------------------------
                                       1996             1995          1994
                                       ----             ----          ----

Revenue:
 Premiums earned                       $481,648        $390,017      $321,638
 Net investment income                   39,439          30,976        23,576
 Realized investment gains                8,455           3,291         3,007
 Other income                                                               2
                                       --------        --------      --------
                                        529,542         424,284       348,223

Expenses:
 Losses incurred                        279,108         248,771       180,865
 Loss adjustment expenses                58,676          44,742        32,640
 Policy acquisition costs               133,931         110,341        93,103
 General and administrative              10,422           6,458         7,206
 Interest                                 6,851           5,708         3,218
 Nonrecurring charges                     2,163                           838
 Other                                    1,510             932           766
                                       --------         -------      --------
                                        492,661         416,952       318,636
                                       --------         -------      --------
Earnings before income taxes (benefit)   36,881           7,332        29,587
Income taxes (benefit)                    9,375          (1,597)        7,036
                                       --------         --------     --------
Net earnings                            $27,506         $ 8,929       $22,551
                                       ========         ========     ========

Earnings per common share               $  1.84         $ 0.67        $ 1.86
                                       ========         =========    ========


          See notes to consolidated financial statements

                  GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                            Deferred     Unrealized
                       Capital             Compensation  Investment
              Common   in Excess  Retained on Restricted   Gains     Treasury
               Stock    of Par    Earnings    Stock       (Losses)    Stock
              ------   ---------  -------- ------------- ----------  -------
Balance,
January
1, 1994      $12,480   $83,991    $45,888     $ (663)      $10,793    $
Net earnings                       22,551
Change in
 unrealized
 investment
 (losses),
 less
 applicable
 deferred taxes                                            (17,854)
Purchase of
 treasury
 stock                                                                 (6,636)
Exercise of
 stock options
 and issuance
 of restricted
 stock, net of
 cancellation                74                   (368)                  294
Amortization of
 deferred
 compensation on
 restricted
 stock                         8                   250
Cash dividends
 declared and
 paid                               (6,049)
               ------  ---------  -------- ------------- ----------  -------
Balance
 Decenber
  31, 1994     12,480     84,073    62,390       (781)      (7,061)    (6,342)
Net earnings                         8,929
Change in
 unrealized
 investment
 gains, less
 applicable
 deferred taxes                                             22,581
 deferred taxes
Exercise of
 stock options
 and issuance
 of restricted
 stock, net of
 cancellations     20       329                   (126)                   327
Amortization of
 deferred
 compensation on
 restricted
 stock                        8                    263
Sale of common
 stock          1,550    22,670
Conversion of
 affiliate debt   911    13,970                                         6,015
Cash dividends
 declared and
 paid                              (6,655)
              -------  ---------  -------- ------------- ----------  -------
Balance,
 December
 31, 1995      14,961   121,050     64,664     (644)       15,520
1995
Net earnings                        27,506
Change in
 unrealized
 investment
 gains, less
 applicable
 deferred taxes                                             1,587
Exercise of
 stock options,
 net of
 cancellation      14     222
Amortization of
 deferred
 compensation on
 restricted
 stock                                             644
Cash dividends
 declared and
 paid                             (7,485)
              -------  --------- -------- ------------- ----------  -------
Balance,
 December
 31, 1996    $14,975   $121,272   $84,685  $             $17,107    $
             =======   ========   =======  ============  =========  ========

          See notes to consolidated financial statements.

                 GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                              Year Ended December 31,
                                        ----------------------------------
                                         1996          1995           1994
                                        -----          ----           ----
Operating Activities:
 Premiums collected                    $496,686      $396,621       $321,000
 Net investment income collected         35,102        29,938         22,969
 Losses and loss adjustment
  expenses paid                        (339,442)     (267,641)      (199,530)
 Policy acquisition costs
  and general and
  administrative expenses paid         (145,711)     (119,821)       (93,495)
 Interest paid                           (6,817)       (6,005)        (3,043)
 Nonrecurring charges paid               (1,302)                        (978)
 Federal income taxes paid               (2,470)       (5,359)        (6,108)
 Other receipts (payments)                8,390         1,368         (1,337)
                                       ---------     ----------      --------
   Net cash provided by
     operating activities                44,436        29,101         39,478
                                       ---------     ----------      --------
Investing Activities:
 Maturities of fixed maturities
  held to maturity                        9,795        12,096         10,231
 Maturities of fixed maturities
  available for sale                     56,553        20,219          8,281
 Sales of fixed maturities
  available for sale                     49,931        40,158         37,147
 Sales of equity securities              40,373        28,367         19,185
 Net change in short-term investments   (42,584)      (20,039)         7,535
 Sales of property and equipment            303           590            274
 Purchases of fixed maturities held
  to maturity                          (20,780)       (10,138)      (16,570)
 Purchases of fixed maturities
  available for sale                  (100,536)       (74,652)      (57,989)
 Purchases of equity securities        (29,512)       (21,480)      (21,883)
 Net change in other long-term
   investments                           1,433          1,825        (1,376)
 Purchases of property and equipment    (3,482)        (2,950)      (13,643)
 Acquisition of subsidiaries, net of
  cash acquired                                       (94,681)       (6,363)
                                     ----------      ---------     ---------
   Net cash used in investing
     activities                        (38,506)      (120,685)      (35,171)
                                     ----------      ---------     ---------

Financing Activities:
 Proceeds from issuance of
   notes payable                                      130,654        14,000
 Repayment of notes payable            (1,313)        (60,000)
 Dividends paid to shareholders        (7,485)         (6,655)       (6,049)
 Purchase of treasury stock                                          (6,636)
 Proceeds from issuance of common stock                24,220
 Proceeds from exercise of stock
    options                                62             550
                                      ---------       --------       --------
  Net cash (used in) provided by
   financing activities                (8,736)         88,769         1,315
                                      ---------       --------       --------
Net (Decrease) Increase in Cash        (2,806)         (2,815)        5,622
Cash, Beginning of
Year                                    6,794           9,609         3,987
                                      ---------        -------       --------
Cash, End Of Year                      $3,988          $6,794        $9,609
                                      =========        =======       ========
Non-Cash Financing Transactions:
    Conversion of affiliate debt      $               $ (20,896)     $
    Issuance of common stock in
     conversion of affiliate debt                        14,881
    Conversion of affiliate debt
     from treasury stock                                  6,015
    Restricted stock forfeitures                           (126)

(Continued)
                                     -38-

                  GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                            Year Ended December 31,
                                     ---------------------------------------
                                      1996             1995            1994
                                     -----             ----            ----

Reconciliation of Net Earnings
  to Net Cash Provided By
  Operating Activities:
 Net earnings                        $27,506          $ 8,929        $22,551
 Adjustments:
  Depreciation                         4,392            3,490          2,692
  Non-cash investment income          (3,969)            (275)          (401)
  Realized investment gains           (8,455)          (3,291)        (3,007)
  Amortization of goodwill             1,160              883            766
  Deferred tax provision (benefit)     4,164           (3,543)            24
  Other                                1,061              979            774
 Changes in assets and liabilities:
  Accrued investment income             (368)            (763)          (206)
  Accounts receivable                  6,081           (2,782)        (2,248)
  Reinsurance recoverables and
    prepaids                          (8,956)          (6,679)        (8,070)
  Deferred policy acquisition costs   (6,819)          (3,775)           187
  Other assets                           (44)             250            (25)
  Unpaid losses                       13,110           26,620         15,778
  Unpaid loss adjustment expenses        664            5,829          4,478
  Unearned premiums                    8,037           12,375          3,506
  Reinsurance payables and deposits   (1,022)            (821)        (4,261)
  Other liabilities                    7,894           (8,325)         6,940
                                    ---------        ----------     ---------
   Total adjustments and changes      16,930           20,172         16,927
                                    ---------        ----------     ---------
Net Cash Provided by Operating
   Activities                        $44,436          $29,101        $39,478
                                    =========        ==========     =========


                         See notes to consolidated financial statements.

          GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

        Nature of Operations - Guaranty National Corporation and its subsidiaries (the "Company") is a corporation based in Englewood, Colorado which principally underwrites and sells specialty property and casualty insurance coverages that are generally not available in traditional insurance markets. The
Company manages its business under three operational areas based on function: commercial lines, personal lines and collateral protection.

   The Company's insurance subsidiaries are authorized as multiple-line insurance carriers and may insure all types of property and liability risks. The insurance coverages provided by these insurance carriers are generally known as nonstandard risks due to the potential for poor claims experience because of increased risk
exposure.   The insurance subsidiaries market insurance coverage
throughout the United States, and one or more of these subsidiaries are admitted in all states.

          Basis of presentation - The consolidated financial statements and notes thereto are presented in accordance with generally accepted accounting principles ("GAAP") for property and casualty insurance companies. The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


   From November 1, 1988, through November 19, 1991, Orion Capital Corporation and its affiliates ("Orion") owned 100% of Guaranty National Corporation and subsidiaries outstanding common stock.
The assets and liabilities of the Company were revalued at the time of the 1988 Orion purchase. The accompanying consolidated financial statements reflect the recording of these acquisition adjustments by Orion. Orion's current ownership is approximately 81%.

   In 1995, the Company acquired control of, but not ownership of, Viking County Mutual Company ("VCM"). VCM is a Texas mutual organization which performs 100% reinsurance services in the state of Texas for its affiliated companies. VCM is not included in the consolidated financial statements.

   As discussed in Notes 9 and 14, there are various transactions with Orion and VCM which include certain expenses paid to Orion and VCM and other transactions with Orion affiliates and VCM. In the opinion of management, the transaction amounts with Orion are reasonable and representative of expenses that would have been incurred in transactions with unrelated parties.

   Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the presentation used in 1996.

   Principles of consolidation - The consolidated financial statements include the accounts of Guaranty National Corporation ("Guaranty") and its wholly-owned subsidiaries, Intercon General Agency, Inc. ("Intercon"), Auto Insurance Centers, Inc. ("AIC"), Guaranty National Warranty Services ("GNWS"), Guaranty National Insurance Company ("GNIC") and Viking. GNIC includes its wholly-owned subsidiaries, Landmark American Insurance Company ("LAIC"), Colorado Casualty Insurance Company ("CCIC"), Peak Property and Casualty Insurance Corporation ("PEAK"), and Guaranty National Insurance Company of California ("GNICOC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   Significant accounting policies - This summary of significant accounting policies is presented to assist in understanding the Company's consolidated financial statements:

   a. Investments - Investments in bonds and redeemable preferred stocks are carried in the accompanying consolidated balance sheets as fixed maturities. Fixed maturities for which the Company has the positive intent and ability to hold until maturity are carried at amortized cost. Fixed maturities classified as available for sale are carried at estimated fair value with any unrealized gains or losses reflected in shareholders' equity, net of applicable deferred taxes. Losses considered other than temporary are recorded in earnings as a realized loss. The Company's criteria used to identify fixed maturities held to maturity as of December 31, 1996 and 1995, generally includes investment grade bonds with stated maturities less than 10 years. All other fixed securities are classified as available for sale and may be sold in response to changes in interest rates, anticipated prepayments, liquidity needs or other economic factors. Select issues with maturities beyond 10 years may be classified as held to maturity due to certain factors, including expected early call provisions.

   Investments in common stocks and nonredeemable preferred stocks are classified as available for sale and are carried at estimated fair value, with any unrealized gains or losses of securities reflected in shareholders' equity, net of applicable deferred taxes. Losses considered other than temporary are recorded in earnings as a realized loss.

   Estimated fair value for securities is generally based on last sales prices, listed bid prices, bid quotations received from security dealers or, when estimated fair values are not readily available through market sources, fair value estimates are based on quoted market prices of similar instruments. Mortgage loans are carried at their unpaid balance and are classified as other long-term investments. Estimated fair value for mortgage loans is calculated by discounting scheduled cash flows through maturity using estimated market discount rates. Other long-term investments, which are principally comprised of interests in several investment limited partnerships, are generally carried at equity value which approximates estimated fair value. Short-term investments, which include certificates of deposit, money market accounts, and commercial paper maturing within one year of the balance sheet date, are carried at cost which approximates estimated fair value.

   Realized investment gains and losses are recognized on the specific identification method, and amortization of premiums and discounts is determined using the interest method.

   b. Losses and loss adjustment expenses - Losses and loss adjustment expenses ("LAE") are charged to operations as incurred. Losses and LAE liabilities are determined on the basis of claims adjusters' evaluations and estimates based on historical experience including estimates of incurred but not reported losses and salvage and subrogation recoveries. Such liabilities are recorded gross of applicable reinsurance. The Company does not discount the liability for unpaid losses and LAE. Management believes that the recorded liabilities are a reasonable provision for all losses and loss adjustment expenses incurred. Notwithstanding the foregoing, no assurances can be given that further reserve development may not occur in the future as the process of establishing loss and LAE reserves is, by nature, imprecise. The estimates are continually reviewed and as adjustments to these estimates become necessary, such adjustments are reflected in current operations.

   c. Revenue recognition - Unearned premiums are generally computed on a daily pro-rata method over the term of the policies in-force and are carried gross of related reinsurance. Historically, the Company has not experienced significant losses related to receivables because of short payment terms and the lack of concentrations of credit risk. Thus, the carrying amount approximates estimated fair value.

   d. Deferred policy acquisition costs - Policy acquisition costs are deferred and charged to operations over the periods in which the related premiums are earned. The determination of recoverability of such deferred costs includes anticipated investment income.

   e. Property, equipment and depreciation - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives.

   f. Income taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   g. Goodwill - The excess of Viking's cost over fair value of net assets acquired is being amortized by the straight-line method over 40 years. The excess of Orion's cost over fair value of net assets acquired and other goodwill recorded in the consolidated balance sheet is being amortized by the straight-line method over 31 to 36 years. Reflected in other expenses is amortization of goodwill of $1,160,000, $883,000, and $766,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   h. Statement of cash flows - For purposes of the consolidated statements of cash flows, the Company considers only demand deposit accounts to be cash.

   i. Earnings per share - Earnings per share for 1996, 1995 and 1994 has been computed by dividing net earnings by the number of weighted average shares and equivalent shares outstanding of 14,973,332, 13,324,200 and 12,135,505, respectively. The common stock equivalents are stock options which result in a dilutive effect from assumed exercise of the options.

   j. Employee stock compensation plans - The Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The exercise price of stock options issued to employees equals the market price of the stock on the measurement date, and therefore, the Company does not record compensation expense on stock options granted to employees. Restricted stock issued to employees is considered issued and outstanding when awarded, and is recorded as deferred compensation.

2. Statutory Accounting Practices

   The accompanying consolidated financial statements are prepared under GAAP which differs materially from practices prescribed by statutory accounting rules and regulations. Under such practices, GNIC consolidated policyholders' surplus reported to the state regulatory authorities as of December 31, 1996 and 1995 was $164,473,000 and $133,749,000, respectively, and Viking Insurance Company of Wisconsin ("VICW") consolidated policyholders' surplus as of December 31, 1996 and 1995 was $89,342,000 and $86,872,000,
respectively. SStatutory net income, as reported to state insurance departments, is as follows (in thousands):

                                        GNIC         VICW
   Year ended December 31, 1996       $20,450      $ 9,366
   Year ended December 31, 1995         7,875       15,866
   Year ended December 31, 1994        26,324

3.   Acquisitions

   On July 18, 1995, the Company acquired Viking in a business combination accounted for as a purchase. Viking is a property and casualty insurance company writing nonstandard personal automobile insurance, primarily in the state of California. The results of operations of Viking are included in the accompanying consolidated financial statements since the date of acquisition.

   The total cost of the acquisition was $97,225,000, with total cash paid of approximately $94,681,000, including acquisition expenses and net of $878,000 cash acquired. The total consideration exceeded the fair value of the net assets of Viking by approximately $10,612,000. The total acquisition cost differs from the announced total consideration paid of $103,000,000 due to transaction expenses, the contingent purchase price adjustments, discussed below, and a $12,000,000 extraordinary dividend taken by Talegen Holdings, Inc. ("Seller") from Viking just prior to the sale.

   Included in the cost of the acquisition was $3,250,000 paid to the Seller as additional purchase price, in anticipation of favorable development of Viking's recorded 1994 and prior accident year loss and LAE reserves. The Company has agreed to pay the Seller, as additional purchase price, two-thirds of any favorable loss development up to $15,000,000, and one-third of any favorable development between $15,000,000 and $20,000,000. The amounts payable will be reduced by 35% to compensate for the applicable tax rate. The Company and the Seller will initially settle any additional purchase price as of December 31, 1998, and will finalize the settlement as of December 31, 2001. If adverse development results, the Seller will repay to the Company an offsetting amount, after allowance for the tax adjustment, not to exceed the initial $3,250,000 paid to the Seller at the time of acquisition.

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

   Management estimates that a payment in excess of the $3,250,000 already paid will ultimately be made to the Seller, and has included this estimated amount of approximately $4,333,000, as well as the corresponding interest payable, in the accompanying consolidated financial statements. Loss and LAE reserves of Viking were recorded at the date of acquisition at amounts consistent with the Company's estimates of additional purchase price that will be paid.

   The following summarized pro forma information (unaudited) assumes the Viking acquisition had occurred on January 1, 1995 and 1994 (in thousands, except per share amounts):

                         Twelve Months Ended
                            December 31,
                          1995        1994


Total Revenue           $512,718    $509,657
                         =======     =======

Net Income                 7,765      30,014
                         =======     =======

Earnings Per Share      $   0.53    $   2.05
                         =======     =======

   The above amounts reflect adjustments used in recording the purchase, such as adjustments for interest on notes payable issued as part of the purchase price, amortization of goodwill, and fees eliminated as a result of the acquisition.

4.  Investments

   The amortized cost and estimated fair values of investments in fixed maturity and equity securities are as follows (in thousands):

                                               December 31,
                                   ----------------------------------------
                                              Gross        Gross    Estimated
                                   Amortized Unrealized  Unrealized   Fair
                                      Cost    Gains        Losses    Value
                                   --------- ----------  ---------- ---------
1996
----

Fixed maturity securities
  held to maturity:
 U.S. Treasury and
    U.S. Government agencies        $30,674     $   170   $   106     $30,738
 State and municipal                 47,605       1,202       146      48,661
 Corporate                            1,992          39                 2,031
                                     ------      ------    ------      ------
                                     80,271       1,411       252      81,430

Fixed maturity securities
  available for sale:
 U.S. Treasury and
    U.S. Government agencies        112,115       1,222       548     112,789
 State and municipal                156,439       6,150       165     162,424
 Corporate                          113,861       3,290     2,074     115,077
                                    -------      ------    ------     -------
                                    382,415      10,662     2,787     390,290
                                    -------      ------    ------     -------
 Total fixed maturity securities   $462,686    $ 12,073   $ 3,039    $471,720
                                    =======     =======    ======     =======
Equity securities:
 Common stocks                     $ 42,689    $ 17,966   $ 1,240    $ 59,415
 Nonredeemable preferred stocks      26,969       3,096     1,378      28,687
                                    -------     -------    ------     -------
Total equity securities            $ 69,658    $ 21,062   $ 2,618    $ 88,102
                                    =======     =======    ======     =======

                                                      December 31,
                                  --------------------------------------------
                                               Gross       Gross     Estimated
                                   Amortized Unrealized  Unrealized     Fair
                                     Cost      Gains       Losses      Value
                                  ---------- ----------  -----------  --------
1995
----

Fixed maturity securities
  held to maturity:
   U.S. Treasury and
     U.S. Government agencies     $ 17,943   $   896     $            $ 18,839
 State and municipal                53,907     1,564          400       55,071
 Corporate                           3,167        66                     3,233
                                   -------    ------      -------      -------
                                    75,017     2,526          400       77,143
Fixed maturity securities
  available for sale:
   U.S. Treasury and
     U.S. Government agencies      123,209     3,000                   126,209
 State and municipal               176,461     8,298           161     184,598
 Corporate                          83,465     2,884         1,958      84,391
                                   -------    ------        ------     -------
                                   383,135    14,182         2,119     395,198
                                   =======    ======        ======     =======
  Total fixed maturity securities $458,152   $16,708       $ 2,519    $472,341
                                   =======    ======        ======     =======
Equity securities:
    Common stocks                 $ 41,994   $12,767       $ 2,622    $ 52,139
    Nonredeemable preferred
      stocks                        31,277     3,654         1,985      32,946
                                   -------    ------        ------     -------
Total equity securities           $ 73,271   $16,421       $ 4,607    $ 85,085
                                   =======    ======        ======     =======

       For a summary of the amortized costs and estimated fair value of fixed investment maturities at December 31, 1996 and 1995, by contractual maturity, see Note 7.

   Net investment income is summarized as follows (in thousands):

                                            Year Ended December 31,
                                      ------------------------------------
                                       1996            1995           1994
                                       ----            ----           ----
Type of investment:
 Fixed maturities held to maturity    $ 4,090         $ 7,531       $ 7,653
 Fixed maturities available
   for sale                            24,369          15,886        10,999
 Common stocks                          1,686           1,420         1,147
 Nonredeemable preferred stocks         2,393           2,432         2,557
 Short-term investments                 4,570           2,439         1,145
 Other                                  3,702           2,397         1,166
                                       ------          ------        ------
 Total investment income               40,810          32,105        24,667
 Less investment expenses               1,371           1,129         1,091
                                       ------          ------        ------
  Net investment income               $39,439         $30,976       $23,576
                                       ======          ======        ======

   Realized investment gains and losses, which include a write-downs for other-than-temporary investment impairments of $2,135,000 as of December 31, 1995, are as follows (in thousands):

                                                Year Ended December 31,
                                        -----------------------------------
                                        1996           1995            1994
                                        ----           ----            ----
Fixed maturities held to maturity:
 Gains                                 $              $   360       $   174
 Losses                                                  (269)          (21)
                                        ------         ------        ------
                                                           91           153
Fixed maturities available for sale:
 Gains                                   1,815           1,566        2,374
 Losses                                 (1,322)         (2,869)      (2,657)
                                         -----           -----        -----
                                           493          (1,303)        (283)
Equity securities:
 Gains                                   9,950           6,227        3,192
 Losses                                 (1,988)         (1,724)         (55)
                                         -----           -----        -----
                                         7,962           4,503        3,137
                                         -----           -----        -----
 Total                                 $ 8,455         $ 3,291      $ 3,007
                                         =====           =====        =====

   Net change in unrealized gains (losses) in the estimated fair value of investments is as follows (in thousands):

                                              Year Ended December 31,
                                      --------------------------------------
                                      1996             1995             1994
                                      ----             ----             ----
 Fixed maturities held to maturity  $  (967)         $ 4,999         $ (7,819)
 Fixed maturities available for sale (4,188)          24,044          (20,675)
 Equity securities                    6,630           10,697           (6,672)
                                     ------           ------          -------
 Total                              $ 1,475          $39,740         $(35,166)
                                     ======           ======          =======

   To augment the average yield on its investment portfolio, the Company invests a portion of its fixed maturity assets in "high yield" bonds and preferred stocks, which are investments of a quality considered to be noninvestment grade (rated "BB" or below). Such securities are generally considered to have a higher potential of loss due to default because they are unsecured, subordinated to other debt and/or issued by highly leveraged companies. At December 31, 1996 and 1995, the Company had investments in "high yield" securities of $55,205,000 and $36,641,000 with estimated fair values of $56,477,000 and $36,356,000, respectively.

   The Company closely monitors the financial condition of issuers of securities that it owns, and if conditions are deemed appropriate, the Company ceases to accrete, discount, accrue interest or record "pay in-kind" interest or dividends. The Company had $315,000 and $230,000 of fixed maturities at estimated fair value at December 31, 1996 and 1995, respectively, which had been non-income producing for a portion of the previous twelve months. All fixed maturities at December 31, 1994 had been income producing during the year. At December 31, 1996 and 1995, total other-than-temporary investment impairments amounted to $1,700,000 and $2,135,000, respectively. There were no other-than-temporary investment impairments at December 31, 1994. In 1995, and as a result of the Statement of Financial Accounting Standards (SFAS) No. 115 "Implementation Guide" the Company transferred certain fixed maturities from the held to maturity portfolio to the available for sale portfolio. The amortized cost of this transfer was $41,643,000 and the unrealized gain was $916,000. During 1994, the Company transferred fixed maturity securities from the held to maturity portfolio to the available for sale portfolio due to the decrease in credit ratings of three issuers. The amortized cost of this transfer was $4,219,000 and the unrealized loss was $450,000.

         Concentrations of credit risk exist for groups of issuers when they have similar economic characteristics that would cause their ability to meet their obligations to be similarly affected by changes in economic or other conditions. At December 31, 1996, the Company holds $35,543,000 of fixed maturity and equity securities of public utilities and $210,029,000 of fixed maturities of state and local governments; these holdings are not collateralized. The Company does not have a concentration of credit risk with any one issuer of fixed income or equity securities.

5.   Property and Equipment

   In May 1996, Viking moved its Freeport, Illinois operations from a leased facility to an office building which was acquired by Viking. Viking purchased the building in February 1996, for approximately $1,300,000.

         In conjunction with the Viking acquisition, in July 1995, the Company acquired two Viking owned properties, as well as various Viking owned equipment. The Viking owned properties consist of Viking's corporate office building located in Madison, Wisconsin, and a regional claims office located in Salem, Oregon. The estimated fair value of these two facilities, as well as the equipment, totaled approximately $7,028,000 at July 18, 1995, the acquisition closing date.

        During 1994, the Company relocated its Colorado operations to a new home office facility. See Note 17 for further discussion of this relocation.


6. Notes Payable

   On June 2, 1995, the Company entered into a $110,000,000 credit agreement ("Credit Agreement") with several participating banks. The Agreement provides for an unsecured reducing revolving credit facility, used in part to fund the Viking acquisition (See Note 3), to retire the outstanding balance of $29,000,000 under the Company's previous revolving line of credit, and for working capital and general corporate purposes.

   The Credit Agreement was amended and restated as of December 16, 1996, in order to obtain a more favorable commitment fee and London Interbank Offered Rate (LIBOR) margin, to adjust the repayment schedule and terms, and to modify certain of the debt covenants. Under the amended and restated Credit Agreement, principal payments are required beginning April 15, 1998, until the loan is retired in 2002. The Company made an early principal payment during 1995 in the amount of $2,000,000, and therefore, the next principal payment is due on April 15, 1999. Interest is payable quarterly, and interest rates are based on the floating LIBOR rate. As of December 31, 1996, the outstanding loan amount under this Agreement was $100,000,000, with an interest rate of 6.24% (see Note 11). Loan fees are being amortized over the seven year life of the loan.

       The Credit Agreement contains covenants with respect to minimum net worth and statutory surplus, the maximum ratio of net written premiums to surplus, the minimum fixed charge coverage ratio, the minimum level of total adjusted capital (within the meaning of the Risk-Based Capital for Insurers Model Act as promulgated by the National Association of Insurance Commissioners), and limitations on other items, such as permitted investments and disposition of material assets. The Company is currently in compliance with the affirmative, negative and financial covenants of the Agreement.

       On June 14, 1995, the Company amended the $20,896,000 subordinated notes ("Orion Notes") held by Orion, to include a common stock conversion feature. On June 22, 1995, the Company converted $8,667,000 of the Orion Notes into 550,000 shares of common stock. On October 30, 1995, the Shareholders of the Company approved the conversion of the remaining balance of the Orion Notes into 776,128 shares of common stock.

   As of December 31, 1996, the Company had a remaining principal balance of $1,688,000 under its 6.5% term loan, which was entered into during 1994 in order to purchase furniture and fixtures for the new home office facility. This term loan is secured by the furniture and fixtures purchased. Quarterly principal and interest payments are due on this loan until April 1, 1999.

   Maturities of notes payable are as follows: 1997-$562,500; 1998- $750,000; 1999- $22,375,000; 2000-$24,000,000; 2001-$26,000,000;
2002 and thereafter-$28,000,000.

7. Fair Value of Financial Instruments

   The amortized cost and estimated fair value of fixed investment maturities at December 31, 1996 and 1995, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                December 31,
                           --------------------------------------------------
                           Available for Sale             Held to Maturity
                           ------------------             ----------------
                                         Estimated                  Estimated
                           Amortized        Fair      Amortized        Fair
                             Cost          Value         Cost         Value
                           ---------     ---------    ---------     ---------
1996
----
Due in one year or less   $ 46,601      $ 46,700     $  2,000        $  2,000
Due after one year
  through five years        95,761        96,236       39,321          40,333
Due after five years
  through ten years         63,395        66,057       33,330          33,615
After ten years            128,284       132,981        5,620           5,482
Federal agency and
  other mortgage pools      48,374        48,316
                           -------       -------       -------         ------
                          $382,415      $390,290     $ 80,271         $81,430
                           =======       =======      ========         ======

1995
Due in one year or less   $ 33,100      $ 33,342     $  9,816        $  9,861
Due after one year
  through five years        98,425        99,124       26,346          27,411
Due after five years
  through ten years         66,832        68,829       28,489          29,905
After ten years            132,220       139,818       10,366           9,966
Federal agency and
  other mortgage pools      52,558        54,085
                           -------       -------       ------          ------
                          $383,135      $395,198     $ 75,017        $ 77,143
                           =======       =======      =======         =======

   The carrying value and estimated fair value of other financial instruments at December 31, 1996 and 1995 are as follows (in thousands):

                             December 31, 1996             December 31, 1995
                         -------------------------     -----------------------
                         Carrying        Estimated     Carrying      Estimated
                          Value          Fair Value      Value      Fair Value
                         --------        ----------    --------     ----------
Assets:
 Equities               $ 88,102        $ 88,102        $ 85,085      $ 85,085
 Other long-term
   investments            13,585          13,600          11,521        11,572
 Short-term investments   94,993          94,993          52,257        52,257
Liabilities:
 Notes payable           101,688         101,696         103,000       103,009

   Estimated fair value of the term loan, included in notes payable above, was calculated by discounting contractual cash flows through maturity using quoted market rates for similar issues with similar maturities. Estimated fair value of the Credit Agreement, also included in notes payable above, approximates face value due to the credit terms during the revolving period. See Note 6 for further discussion of both the term loan and Credit Agreement.

         The estimated fair value of financial hedge instruments, both of which are held for other than trading purposes, is the estimated amount the Company would pay to terminate the interest rate swap agreements, taking into consideration current interest rates and other relevant factors. The estimated amount at December 31, 1996 and 1995 was $214,000 and $678,000, respectively.

8. Income Taxes

   Effective July 2, 1996, the Company will be included in Orion's consolidated federal income tax return and is covered by income tax sharing agreements under which the Company computes its current federal income tax liability on a separate return basis and pays Orion any taxes due on this basis.

   Deferred income taxes result from temporary differences in the basis of various assets and liabilities for financial statement purposes and for tax purposes, and alternative minimum tax ("AMT") credit carryforwards. The tax effects of the temporary differences and AMT carryforwards comprising the net deferred tax liability at December 31, 1996 and the net deferred tax asset at December 31 1995, which are included in other liabilities and other assets in the consolidated balance sheet, are as follows (in thousands):

                                            Year Ended December 31,
                                           -------------------------
                                           1996                 1995
                                           ----                 ----
Discounted loss reserves                 $10,406              $11,325
Unearned premiums                          9,642                8,971
Deferred compensation arrangements         1,658                1,030
Realized investment losses                   595                  747
AMT credit carryforward                    1,141                1,819
Accrued post retirement benefits
  other than pensions                        643                  504
Accrued exit activity costs                  574                1,464
Other                                        891                1,039
                                          ------               ------
  Gross deferred tax assets               25,550               26,899
                                          ------               ------

Deferred policy acquisition costs         15,560               13,173
Net unrealized investment gain             9,212                8,357
Amortization of fixed maturities             461                  489
Other                                      1,120                  664
                                          ------               ------
  Gross deferred tax liabilities          26,353               22,683
                                          ------               ------
Net deferred tax (liability) asset       $  (803)             $ 4,216
                                          ======               ======

   Included in gross deferred tax assets at December 31, 1996 and 1995, is $1,141,000 and $1,819,000 of AMT credit carryforward, respectively. The credit is allowed for the amount of adjusted net minimum tax for all years reduced by the minimum tax credit for all prior tax years. This credit has no expiration date as a credit against the Company's future regular tax liability. Included in other deferred tax assets at December 31, 1996 and 1995, is the tax effect of a $573,000 and $639,000, respectively, net operating loss carryforward arising from the acquisition of CCIC, available to offset future taxable income of CCIC. This carryforward substantially expires in 1997, with final expiration in 2003. Also included in other deferred tax assets at December 31, 1995, is the tax effect of a $609,000 net operating loss carryforward, which was utilized to reduce the Company's 1996 regular tax liability. This carryforward expires in 2010. As of December 31, 1996, no valuation allowance on deferred tax assets was necessary.

   Total income taxes (benefits) are allocated as follows (in thousands):

                                                Year Ended December 31,
                                                -----------------------
                                         1996           1995           1994
                                         ----           ----           ----
Income from continuing operations      $ 9,375       $ (1,597)       $ 7,036
Shareholders' equity, for unrealized
  investment gains (losses)                855         12,160         (9,493)
Shareholders' equity, other                                 8              8
                                        ------        -------         ------
                                       $10,230        $10,571        $(2,449)
                                        ======         ======         ======

   The components of the provision (benefit) for income taxes on continuing operations are as follows (in thousands):

                                               Year Ended December 31,
                                      --------------------------------------
                                      1996             1995             1994
                                      ----             ----             ----
Current                              $5,211          $ 1,946           $7,012
Deferred                              4,164           (3,543)              24
                                      -----           ------            -----
                                     $9,375          $(1,597)          $7,036
                                      =====           ======            =====

   The following table reconciles the effective tax rate to the federal statutory rate of 35 percent for pretax earnings from continuing operations (in thousands):
                                               Year Ended December 31,
                                        ------------------------------------
                                        1996            1995            1994
                                        ----            ----            ----
Earnings before taxes                  $36,881         $ 7,332        $29,587
                                        ======          ======         ======

Expected income tax expense            $12,908         $ 2,566        $10,355
Adjustments resulting from:
 Dividends received deduction           (1,234)         (1,875)        (1,528)
 Nontaxable interest income             (3,848)         (3,451)        (2,754)
 Proration                                 762             799            642
 Nonrecurring tender offer
    charge (Note 17)                       409
 Other, net                                378              364           321
                                        ------          -------        -------
                                       $ 9,375         $ (1,597)      $ 7,036
                                        ======          =======        =======

9. Reinsurance

   In the ordinary course of business, the Company reinsures certain risks, generally on an excess of loss basis with other insurance companies. Effective July 1, 1996, such reinsurance arrangements limit the Company's maximum loss per occurrence on casualty losses to $400,000, on property losses to $300,000 and for catastrophe losses to $600,000. For the first half of 1996, such reinsurance arrangements limited the Company's maximum loss per occurrence on individual risks to $400,000 and for catastrophes to $500,000. Amounts recoverable from reinsurers are recognized and estimated in a manner consistent with the claim liabilities arising from the reinsured policies and incurred but not reported losses.

   Reinsurance contracts do not relieve the Company from its obligations to policyholders. To the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for such defaulted amounts; consequently, allowances are established for amounts deemed uncollectible. The allowances established for uncollectible amounts were $200,000 at both December 31, 1996 and 1995. The Company generally does not require collateral to support reinsurance recoverables, but continually evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies. At December 31, 1996 and 1995, reinsurance recoverables of $80,249,000 and $68,938,000, respectively, were associated with two reinsurers (both companies are rated A+ or above by A.M. Best) under the Company's excess of loss property and casualty treaties and certain facultative reinsurance contracts. The Company's reinsurance treaties generally provide that premiums are ceded on a written basis but are paid to the reinsurers on an earned basis; consequently, prepaid reinsurance premiums are primarily deposits required by contract terms and amounts paid related to facultative reinsurance contracts. Prepaid reinsurance premiums are amortized over the contract period in proportion to the amount of reinsurance protection provided.

   The approximate prepaid and recoverable amounts of reinsurance ceded to other companies, including subsidiaries of Orion under 100% reinsurance arrangements, are as follows (in thousands):

                             December 31, 1996              December 31, 1995
                        --------------------------  --------------------------
                        Non-Affiliates  Affiliates  Non-Affiliates  Affiliates
                        --------------  ----------  --------------  ----------
Premiums prepaid           $ 2,244       $    30      $ 4,435        $    79
Paid losses recoverable      4,780                      9,016
Unpaid losses recoverable   66,633         2,197       51,491          3,438
Unpaid LAE recoverable      12,238         2,659       10,048          3,318
                            ------        ------       ------         ------
                           $85,895       $ 4,886      $74,990        $ 6,835
                            ======        ======       ======         ======

  Premiums, losses and LAE, including the effect of reinsurance, are comprised of (in thousands):

                                   Year Ended December 31,
                 -------------------------------------------------------------
                         1996                  1995                1994
                 ----------------        ----------------     ----------------
                 Written   Earned        Written   Earned     Written   Earned
                 -------   ------        -------   ------     -------   ------
Premiums:
  Direct        $493,660  $492,077       $414,694 $393,886  $295,714 $284,918
  Assumed         44,376    37,921         36,819   47,916    69,277   76,720
  Ceded          (46,804)  (48,350)       (53,614) (51,785)  (42,066) (40,000)
                 -------   -------        -------  -------   -------  -------
  Net           $491,232  $481,648       $397,899 $390,017  $322,925 $321,638
                 =======   =======        =======  =======   =======  =======

% Assumed to Net    9.03%                    9.25%             21.45%
                    ====                     ====              =====

                           Incurred              Incurred            Incurred
                           --------              --------            --------
Losses and LAE:
  Direct                  $361,837               $309,298            $192,183
  Assumed                  20,268                  32,281              54,892
  Ceded                   (44,321)                (48,066)            (33,570)
                          -------                 -------             -------
  Net                     $337,784               $293,513            $213,505
                           =======                =======             =======

   Included in direct premiums earned above, for the years ended December 31, 1996, 1995 and 1994, were $97,000, $309,000 and
$1,152,000, respectively, of premiums earned under 100% reinsurance agreements with subsidiaries of Orion. Also, included in direct losses incurred above, for the years ended December 31, 1996, 1995 and 1994, were $67,000, $218,000 and $854,000, respectively, of losses incurred under these same 100% reinsurance agreements with subsidiaries of Orion.

   The Company has entered into reinsurance agreements with subsidiaries of Orion, whereby it assumes business written by the affiliates. Included in premiums assumed above, for the years ended December 31, 1996, 1995 and 1994, were $15,673,000,
$9,495,000 and $30,921,000 of premiums written, respectively, which were assumed under these agreements. Assumed premiums and incurred losses have changed, compared to the prior years, as a result of the changes in the Company's business written in different states. The Company paid fees and expenses to affiliates for assumed business written as follows: 1996-$607,000; 1995-$338,000; 1994-
$1,440,000.

   Since the acquisition of Viking, the Company is party to 100% reinsurance agreements with VCM, whereby the Company assumes business written, in the state of Texas, by this affiliate. Included in 1996 and 1995 premiums assumed above were $29,623,000 and $5,525,000, respectively, of premiums written under these agreements. The policy issue fee charged by VCM is offset by the management fee charged by the Company to VCM. Therefore, the net amount of policy issue fees and management fees is immaterial.

10.  Reserves for Loss and Loss Adjustment Expenses

   The Company's loss and LAE reserves are summarized below (in thousands):

                                               Year Ended December 31,
                                    ----------------------------------------
                                    1996               1995            1994
                                    ----               ----            ----
Balance at beginning of year       $354,634           $241,221       $220,965
Reserves acquired as a result of
  a business combination                                80,692
Less reinsurance recoverables        68,295             61,446         55,165
                                    -------            -------        -------
Net  adjusted beginning balance     286,339            260,467        165,800

Provision for incurred losses
  and LAE:
    Current year                    338,779            280,726        212,458
    Prior years                        (995)            12,787          1,047
                                    -------            -------        -------
                                    337,784            293,513        213,505
                                    -------            -------        -------

Payments for incurred losses
  and LAE:
    Current year                    194,667            159,208        111,418
    Prior years                     144,775            108,433         88,112
                                    -------            -------        -------
                                    339,442            267,641        199,530
                                    -------            -------        -------
Net balance at end of year          284,681            286,339        179,775
  Plus reinsurance recoverables      83,727             68,295         61,446
                                    -------            -------        -------
   Balance at end of year          $368,408           $354,634       $241,221
                                    =======            =======        =======

   As a result of changes in estimates of insured events in prior years, the provision for prior year losses and LAE decreased by $995,000 in 1996, a significant improvement compared to 1995.
The favorable development in 1996 was the result of $4,038,000 redundant development in the personal lines business unit. The redundancy in this unit was due to estimated incurred but not reported losses at the beginning of the year developing lower than expected, as well as the successful implementation of claims operational changes, which resulted in better than expected development on 1995 personal lines acquired reserves. The favorable development within the personal lines business unit during 1996 was partially offset by adverse development within the commercial and collateral protection units. The total commercial lines adverse development in 1996 was $1,675,000, which represented a significant improvement over 1995, and resulted primarily from general liability losses and loss adjustment expenses on reported claims costing more to settle than expected. During 1996, the collateral protection unit experienced $1,368,000 adverse development primarily due to an under-estimation of unreported claims, as of December 31, 1995, for the Blanket Vendor Single Interest and Puerto Rico business.

   The 1995 adverse development in personal lines of $2,504,000 was a result of adverse trends in claim frequency which caused higher than expected development of outstanding claims and incurred but not reported losses. Development on personal lines during 1994 was favorable. Total adverse development in commercial lines during 1995 was $10,056,000, of which $7,266,000 was caused by commercial automobile liability higher claim severity primarily in 1994 through 1992. The remaining commercial lines 1995 adverse development was from general liability and other lines. The adverse development in commercial lines in 1994 was primarily due to loss development on professional, general and commercial automobile liability claims occurring prior to 1985. These accident years accounted for $920,000 of commercial lines' adverse development in 1995 and $1,300,000 in 1994. The remaining adverse development in 1995 of $227,000 was attributable to the collateral protection business unit.

     The Company primarily writes automobile coverage, and therefore has limited exposure for environmental claims. In establishing the liability for unpaid losses and LAE related to environmental claims, the Company considers facts currently known, current state of the law, and coverage litigation. Liabilities are recognized for known claims when sufficient information has been developed to indicate the involvement of a specific insurance policy, and its liability can be reasonably estimated. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.

     Environmental claims reported to the Company to date, such as asbestos and pollution contamination, have primarily related to policies written during the period 1984 to 1978. In 1985, the Company added an absolute pollution exclusion clause to general liability policies to significantly reduce exposure to such claims. The Company's known exposure to environmental losses is not considered to be material as they have amounted to approximately three percent of cumulative payments on general liability claims for the accident years 1984 to 1978, and there are less than $600,000 in net outstanding claim reserves, and approximately $2,000,000 in total loss and loss adjustment expense reserves, at December 31, 1996. Based on the claim activity to date and the nature of the business written during this period and subsequent periods, the Company does not believe that a material exposure to such risks exists in the future.

11.  Interest Rate Swap Agreements

   At December 31, 1996, the Company had two interest rate swap agreements outstanding, with participating commercial banks, having a total notional principal amount of $80,000,000, or $40,000,000 for each bank. These agreements effectively change the Company's interest rate exposure on $80,000,000 of the $100,000,000 million principal balance outstanding under the Credit Agreement, which is discussed in Note 6, to a fixed rate. The fixed rate interest percentage paid by the Company on the total notional amounts is approximately 6.3%. Net cash payments made or received under the swap agreements have been included within interest expense.

   The interest rate swap agreements terminate on March 16, 1998. The interest rate swap floating rate, which is paid by the banks to the Company, resets every three months, beginning December 20, 1995, which coincides with the LIBOR determination dates available on the outstanding principal balance under the Company's Credit Agreement. The floating interest rate under the swap agreements is based upon the LIBOR rate at each determination date.

   The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

12.     Commitments and Contingencies

   The Company rents various buildings for its branch office locations. Rent expense for operating leases was as follows: 1996- $1,697,000; 1995-$1,262,000; 1994-$1,450,000. Future minimum lease payments on building and equipment operating lease commitments are as follows: 1997-$1,520,000; 1998-$1,221,000; 1999-$451,000; 2000-
$102,000; 2001-$16,000; 2002 and thereafter-$0.

   In conjunction with the Viking acquisition there is additional purchase price which may ultimately be paid to the seller depending on Viking's future loss development. See Note 3 for further discussion of this contingency payment.

   As discussed in the Company's report on Schedule 14D-9, filed with the Securities and Exchange Commission on May 22, 1996, as amended on June 1, 1996, June 7, 1996 and June 19, 1996, three separate complaints naming the Company and one or more of its directors, and Orion, as defendants were filed on behalf of the Company's shareholders, alleging that the Orion tender offer was unfair and inadequate. On July 2, 1996, counsel for Orion and the Company signed a Memorandum of Understanding providing for the settlement and dismissal of the three cases, based on the revisions which the Purchasers had made in the terms of the Offer to Purchase. In the judgment of the Company's management, the costs incurred to defend and settle these complaints will not have a materially adverse effect on the results of the Company's operations. The estimated settlement costs have been accrued in the Company's consolidated financial statements as of December 31, 1996, as part of the nonrecurring charge discussed in Note 17.

   In addition to the three complaints described above, the Company is subject to litigation in the normal course of operating its insurance business. The Company is not engaged in any such litigation which it believes would have a material adverse impact on its financial condition or results of operations, taking into account the reserves established therefore and giving effect to insurance.

13. Restrictions On Shareholders' Equity

   The amended and restated Credit Agreement, which is discussed in Note 6, imposes no dividend restrictions on the Company, but requires the Company to maintain consolidated net worth of $190,000,000, plus 30% of the aggregate positive consolidated net income for each fiscal quarter ending after December 31, 1996, plus 100% of the aggregate amount of increases in the stated capital and additional paid-in capital accounts resulting from the issuance of equity securities or other capital investments after December 31, 1996. According to the definition outlined in the Credit Agreement, consolidated net worth means the net worth of Guaranty and its subsidiaries determined in accordance with GAAP, and without regard to the requirements of Statement of Financial Accounting Standards No. 115. As of December 31, 1996, the required net worth under the bank loan agreement was $190,000,000 while the Company's actual net worth, as defined in the Credit Agreement, was $232,920,000.

   Shareholders' equity of the Company is primarily represented by the surplus, including undistributed earnings, of GNIC and VICW. The Colorado dividend restriction law limits the annual dividend a Colorado domiciled insurance company may pay to its parent holding company during a twelve-month period to the greater of 10% of GNIC's statutory surplus as reported at the end of the preceding calendar year ($164,474,000 and $133,749,000 at December 31, 1996 and 1995, respectively), or GNIC's statutory net income, excluding realized capital gains ($9,332,000 and ($442,490) for 1996 and 1995, respectively) as reported at the end of the preceding calendar year. When a dividend is declared by GNIC to Guaranty, the Colorado Insurance Department must be notified of such declaration within five days thereafter, and at least ten business days before the payment of the dividend. The Wisconsin dividend restriction law limits the annual dividend that VICW may pay to Guaranty to the lesser of 10% of VICW's statutory surplus as of the end of the preceding calendar year ($88,597,000 and $86,872,000 at December 31, 1996 and 1995, respectively) or the greater of either the statutory net income of VICW for the preceding calendar year, less realized capital gains, ($7,524,000 and $14,591,000 at December 31, 1996 and 1995, respectively) or the aggregate of the net income of VICW for the three calendar years preceding the date of the dividend, less realized capital gains for those calendar years minus dividends paid or credited and distributions made within the first two of the preceding three calendar years ($10,642,000 and $17,521,000 at December 31, 1996 and 1995,
respectively). When a dividend is paid by VICW to Guaranty, the Wisconsin Insurance Department must have been notified in writing at least 30 days prior to the payment of the dividend. During 1996, GNIC paid no dividends to Guaranty, while VICW paid dividends in the amount of $8,687,000 to Guaranty. In 1995, GNIC paid dividends of $16,500,000 to Guaranty, while VICW paid no dividends to Guaranty. The Company believes that GNIC and VICW will be in a position to pay dividends to Guaranty in the future.

14.  Related Party Transactions

   During 1996, Orion increased its ownership in the Company by approximately 31.5%, to 81%. See Notes 12 and 17 for further discussion of this transaction

   Orion manages a majority of the Company's investment portfolio. The Company paid investment management fees to Orion as follows:
1996-$650,000; 1995-$595,000; 1994-$550,000.

   The Company paid commissions to an Orion agency affiliate of $85,000, $72,000 and $90,000 in 1996, 1995 and 1994, respectively, for premiums written by the affiliate for the Company of $436,000, $411,000 and $516,000 in 1996, 1995 and 1994, respectively.

   In 1990, GNIC entered into a loan participation agreement with a subsidiary of Orion, whereby they loaned money to another affiliate. The loan was secured by a leasehold deed of trust and matured in November 1995. GNIC's proportionate share of this loan was $3,700,000, or 41.1%. GNIC received quarterly interest payments at a rate of 11% of its proportionate share. Interest earned was $355,000 in 1995 and $407,000 in 1994. In 1995, during the assembly of the Viking acquisition financing, the Company received a commitment for a $21,000,000 Bridge Loan from Orion, for which the Company paid a $210,000 commitment fee. During 1995, the Company converted the $20,896,000 Orion Notes into 1,326,128 shares of common stock. See Note 6 for further discussion related to this conversion. In 1995 and 1994, the interest expense paid to Orion was $1,122,000 and $1,640,000, respectively.

   Also, the Company has entered into certain reinsurance agreements with subsidiaries of Orion (see Note 9).

   In the opinion of management, the terms of the Company's transactions with Orion are reasonable and representative of the terms that would have been applicable in transactions with unrelated parties.

     The son of the Company's Chairman of the Board is a managing director of Insurance Partners Advisors L.P., which manages Insurance Partners L.P., a partnership formed to make equity investments in the insurance industry. The Company has committed initial capital in an aggregate amount not to exceed $1,500,000 of the total $550,000,000 committed by all partners.

   A member of the Board of Directors of the Company is the owner of a general agency. Gross commissions paid by the Company to the agency, under a standard agency contract, for business produced were $731,000, $813,000 and $789,000 in 1996, 1995 and 1994, respectively.

   As a result of the Viking acquisition and the subsequent change in control of VCM, VCM was required to increase its surplus to a minimum of $2,000,000 as required by the Texas Insurance Code. The increase was accomplished by the issuance of a surplus debenture to Viking in the amount of $1,300,000 in exchange for cash. The debenture pays interest annually at a rate of 8.5%. Interest earned in 1996 and 1995 was $129,000 and $33,000, respectively. Also, the Company provides management services to VCM. The fees paid by VCM are offset by policy issue fees paid to VCM by the Company under 100% reinsurance agreements (see Note 9).

15. Employee Benefit Plans

   The Company provides incentive plans for key employees. These plans include the Company's 1987 Performance Unit Plan (the "Unit
Plan") and the Equity Incentive Plan, which replaced the 1991 Long-Term Performance Incentive Plan (the "Incentive Plan").

   Under the Unit Plan, units granted increase in value in relationship to the book value per share of the Company's common stock with certain adjustments. As of December 31, 1996, 225,707 units are outstanding. No units were issued during 1996.

        Under the Incentive Plan, shares of restricted stock as well as stock options may be granted by the Company. The Incentive Plan, as adopted September 12, 1991, reserved 800,000 common shares for grant to key employees. During 1996, no restricted stock was issued. In 1995, 12,000 shares of restricted stock was issued, a portion of which was from treasury stock. Restricted stock is considered issued and outstanding when awarded, and is recorded as deferred compensation. As a result of the Orion tender offer, which was completed in July 1996 and is discussed in Note 17, all restrictions on the restricted stock lapsed in 1996. Therefore, the Company included $587,000 of compensation expense, which related to the restricted stock that became fully vested as a result of the Orion tender offer, in the nonrecurring tender offer charge, which is also discussed in Note 17. Prior to the Orion tender offer, the Company had recorded $57,000 as compensation expense on restricted stock during 1996. The compensation expense recognized on restricted stock during 1995 and 1994 was $263,000 and $250,000, respectively.

   All stock options under the Incentive Plan are granted at fair market value at date of grant, become exercisable proportionately from the first through the fourth anniversaries of the grant dates, and expire ten years after the date of grant. In October 1996, the Company's Board of Directors amended the Incentive Plan to be consistent with the terms of the Equity Incentive Plan.

   As a result of the Orion tender offer, all stock options granted prior to the completion of the tender offer became fully vested and became exercisable. At December 31, 1996, there were 400,500 options exercisable under the Incentive Plan and 39,986 common shares available for grant under the Incentive Plan.

   The Equity Incentive Plan was approved by the Board of Directors on October 29, 1996, and reserved 700,000 shares to grant to key employees. All stock options under this plan must be granted at no less than fair market value at the date of grant. The options granted under the Equity Incentive Plan are exercisable proportionately from the first through fourth anniversaries of the grant dates and expire ten years after the date of the grant. At December 31, 1996, there were no options exercisable under the Equity Incentive Plan. The 162,747 stock options granted under this plan in 1996 are pending shareholder approval at the May 13, 1997 Annual Meeting of Shareholders. If approved, there would be 537,253 common shares available for grant under the Equity Incentive Plan at December 31, 1996. Additionally, the Equity Incentive Plan provides for performance unit awards, which allow for cash and common stock payments to be made, contingent on the future cumulative increases in book value of the Company's common stock. The awards allow for annual payments to be earned up to four years from the date of grant.

   As discussed in Note 1, the Company follows APB. No. 25 for stock options issued to employees, rather than following Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, among other things, requires estimating the fair value of stock options using an option pricing model that considers factors specified by this SFAS, and recording compensation cost based on the estimated fair value of the stock options. Had compensation cost for the stock options granted under the Company's Equity Incentive Plan and Incentive Plan been determined consistent with SFAS No. 123, the Company's net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                              1996              1995
                                              ----              ----
Net Income (In thousands)
  As Reported                                $27,506            $8,929
  Pro Forma                                   27,093 (a)         8,727

Earnings Per Common Share:
  As Reported                                $  1.84            $ 0.67
  Pro Forma                                     1.81 (a)          0.65

   (a) As a result of the Orion tender offer, approximately
$361,000 of the compensation cost estimated under SFAS No. 123 would have been included in the 1996 nonrecurring charge.

   The following is a summary of stock option transactions:


                                    1996                       1995
                          ------------------------- --------------------------
                                      Weighted                    Weighted
                                   Average Exercise           Average Exercise
                          Shares       Price         Shares         Price
                          ------   ----------------  ------   ----------------
Balance-January 1        471,500     $16.70          458,000      $16.44
Granted                  302,749      16.50           90,000       17.25
Exercised                (98,500)     14.28          (36,750)      14.98
Terminated                (2,500)     17.50          (39,750)      16.64
                         -------      -----          -------       -----
Balance - December 31    673,249     $16.96          471,500      $16.70
                         =======      =====          =======       =====
Options exercisable at
 year end with the
 corresponding
 weighted-average
 exercise price         400,500      $17.05          237,625      $15.97
                        =======       =====          =======       =====

Weighted-average
 fair value
 of options granted
 during the year       $  4.16                       $  5.18
                       =======                       =======

Range of Exercise
 Prices for Options
 Outstanding at
 December 31          $13.50-23.25                   $14.50-23.25
                      ============                   ============

   The Company utilized the Black-Scholes option pricing model to estimate the fair value, on the date of grant, of stock options granted. The following weighted-average assumptions were used for 1996 stock options issued: 3.0% dividend yield, expected volatility of 24%, risk free interest rate of 6.1% and expected term of 6.0 years. The following weighted-average assumptions were used for 1995 stock options issued: 2.9% dividend yield, expected volatility of 24%, risk free interest rate of 6.4% and expected term of 8.7 years.

   The Company had 272,749 and 233,875 nonexercisable options, including those granted under the Equity Incentive Plan and the Incentive Plan, at December 31, 1996 and 1995, respectively. All of the December 31, 1996 and 1995 nonexercisable options were time-based-exercisable options, based on the four year vesting period discussed above.

   The weighted-average remaining contractual lives for options outstanding at December 31, 1996 and 1995 were 7.5 and 7.4 years, respectively.

   The Company has a defined contribution profit sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, for which substantially all employees are eligible after a specific waiting period. The plan is contributory and the Company matches employee contributions unless changed by the withBoard of Directors. Prior to 1996, Viking had its own separate Individual Retirement Plan which was pending qualification under Section 401(k) of the Internal Revenue Code. On April 1, 1996, the Company received a favorable determination letter from the Internal Revenue Service and rolled the Viking plan into its plan.

   The Company has a non-qualified Supplemental Executive Retirement Plan ("SERP") for employees whose compensation meets a minimum requirement. This plan provides deferred benefits for those employees who received less than the full employer contribution of the Company's defined contribution profit sharing plan as a result of federal tax limitations on participation in the plan. Eligible employees are entitled to receive payment of funds upon retirement or termination unless terminated for good cause as defined in the SERP. Prior to 1996, Viking employees were not eligible to participate in this plan.

  The Company, excluding Viking, has a defined benefit health care plan ("the Plan") that provides postretirement medical benefits to full-time employees who have worked for ten years and attained age 55 while in service with the Company. Benefits generally are provided under the Plan for retirees and their dependents until the retirees attain age 65. The Plan is contributory and contains other cost sharing features which may be adjusted annually for the expected general inflation rate. The Company's policy is to fund the cost of the Plan benefits in amounts determined at the discretion of management. To date, no funding of the Plan has been made.

  As of December 31, 1995, Viking terminated its defined benefit health care plan that provided for post-retirement medical benefits to individuals who retired or became permanently disabled while in service with Viking. Employees who were retired or disabled as of December 31, 1995 continue to be eligible for post-retirement medical benefits. Benefits generally are provided under this plan for retirees and their dependents until the death of the retiree. This plan is contributory and contains other cost sharing features which may be adjusted annually. Viking's policy is to fund the cost of plan benefits in amounts determined at the discretion of management.

Total expense for the Company's employee benefit plans, discussed above, is as follows: 1996-$2,692,000; 1995-$2,132,000; 1994-
$1,602,000.


16. Shareholder Rights Agreement

   On November 20, 1991, the Board of Directors approved the adoption of a Shareholder Rights Agreement and in connection therewith declared a dividend distribution of one Right for each outstanding share of Common Stock until such time that separate Right certificates are distributed, or the Rights are redeemed or expire. When exercisable, each Right will entitle a holder to purchase from the Company a unit consisting of one one-hundredth of a share of a new series of the Company's Preferred Stock at a purchase price of $60 per share.

  The Rights become exercisable ten days following a public announcement that a person or group of acquires has acquired or obtained the rights to acquire beneficial ownership of 20% or more of the Company's Common Stock or ten business days following announcement of a tender offer or exchange offer that could result in beneficial ownership of 20% or more of the Company's Common Stock. Prior to consummation of such a transaction, each holder of a Right is entitled to purchase shares of the Company's Common Stock having a value equal to two times the exercise price of the Right. The Company has the right to redeem the Rights at $.01 per Right prior to the time they become exercisable. The Rights will expire on December 30, 2001.

17.     Nonrecurring Charges

      On May 8, 1996, Orion commenced a cash tender offer (the "Offer") to purchase up to 4,600,000 shares of common stock of the Company at price of $17.50 per share. At the time the tender offer was made, Orion owned approximately 49.5 percent of the Company's outstanding common stock.

       As a result of the Offer the Company incurred costs of approximately $2,163,000, in the second quarter of 1996, for legal fees, investment advisor fees, printing fees, director's fees, and compensation expense resulting from the acceleration of unvested restricted stock grants.

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

        On July 17, 1996, Orion purchased an additional 120,000 shares of the Company's common stock in the open market. The purchase of these additional shares brought Orion's ownership level in the Company to 12,129,942 shares, or 81.0%.

  The Company relocated its Colorado operations to a new home office facility during the second quarter of 1994. New facility expenditures totaled $16,208,000, which were primarily funded from operating cash flow. Total nonrecurring relocation charges of $838,000 were incurred in 1994.

18.  Quarterly Financial Data (Unaudited)
                                                 Three Months Ended
                                    ----------------------------------------
                                    March 31    June 30    Sept 30    Dec 31
                                    --------    -------    -------    ------
                                       (In thousands, except per share data)
1996:
Total revenue                       $126,704    $129,823   $134,125  $138,890
Earnings  before income taxes          7,241       6,945     10,402    12,293
Net earnings                           5,787       5,225      7,521     8,973
Earnings  per share                 $   0.39    $   0.35   $   0.50  $   0.60

1995:
Total revenue                       $ 86,502    $ 88,306   $121,479  $127,997
Earnings (loss) before income taxes    7,535       6,575     (8,349)    1,571
Net earnings (loss)                    5,768       4,851     (4,113)    2,423
Earnings (loss) per share           $   0.48    $   0.40   $  (0.29) $   0.16

      During the third quarter of 1995, the Company completed the Viking acquisition (see Note 3), which significantly increased revenues in the third and fourth quarters of 1995. Also in the third quarter of 1995, the Company strengthened its loss reserves (losses and loss adjustment expenses) by $13,971,000, as a result of adverse development within the personal and commercial lines units (see Note 10).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                             PART III

   Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting to be held on May 13, 1997. The Company intends to file the proxy material, which involves the election of directors, not later than 120 days after the close of the Company's fiscal year.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  1.   Consolidated Financial Statements:

     The following financial statements filed as part of this Form 10-K appear on the pages indicated:
                                                        Page
                                                        ----
          Report of Management                           33

          Independent Auditors' Report                   34

     Guaranty National Corporation and subsidiaries:

          December 31, 1996 and 1995

          Consolidated Balance Sheets                    35

          Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Earnings            36
          Consolidated Statements of Changes in
            Shareholders' Equity                         37
          Consolidated Statements of Cash Flows          38

          Notes to the Consolidated Financial Statements 40

(a)  2.   Financial Statement Schedules:
                                                        Page
                                                        ----

Independent Auditors' Report on Schedules                S-1

Schedule  I  Summary of Investments - Other than
             Investments in Related Parties-December
             31, 1996                                    S-2

         II  Condensed Financial Information of
             Registrant - December 31, 1996, 1995
             and 1994                                    S-3

        III  Supplemental Information For Property and
             Casualty Insurance Operations - December
             31, 1996, 1995 and 1994                     S-5

     Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated
     Financial Statements or notes thereto.

(a)                3.   EXHIBITS:
Exhibit
Number                 Exhibit

 *3.1 Amended and Restated Articles of Incorporation of the Registrant--filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-42781)
 *3.2 By-laws of the Registrant--filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-42781)
 *4.1     Form of Certificate for Common Stock--filed as Exhibit
          4.1 to the Company's Registration Statement  on Form S-1
          (No. 33-42781)
 *4.2 Form of Rights Agreement--filed as Exhibit 1 to the Company's Registration Statement on Form 8-A, filed December 19, 1991
*10.1     Form of Indemnification Agreement--filed as Exhibit 10.1
          to the Company's Registration Statement on Form S-1 (No.
          33-42781)
*10.2     Guaranty National Insurance Company Retirement Savings
          Plan and Trust Agreement, as amended and restated as of January 1, 1989 (formerly Guaranty National Insurance Company Profit Sharing Plan)--filed as Exhibit 28.7 to the Company's Form 10-Q for September 30, 1993
*10.3     Guaranty National Corporation Performance Unit Plan,
          adopted November 17, 1987, as amended July 29, 1993 by
          form of Amendment No. 1--filed as Exhibit 10.5 to the Company's Form 10-K for 1993 (#)
*10.4     Employment Agreement between Guaranty National
          Corporation and Roger B. Ware, dated September 1, 1986-- filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 33-42781) (#)
*10.5 Casualty Excess of Loss Reinsurance Agreement between Guaranty National Insurance Company and Landmark American Insurance Company and National Reinsurance Corporation, dated March 27, 1985--filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-
          42781)
*10.6 Umbrella and Following Form Excess of Loss Reinsurance Agreement between Guaranty National Insurance Company and Landmark American Insurance Company and National
          Reinsurance Corporation, dated April 20, 1990--filed as
          Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 33-42781)
*10.7     First Property Per Risk Excess of Loss Reinsurance
          Agreement between Guaranty National Insurance Company and Landmark American Insurance Company and National
          Reinsurance Corporation, dated March 4, 1985--filed as
          Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 33-42781)
*10.8 American Re-Insurance Company Reinsurance Agreement with Guaranty National Insurance Company, dated November 15, 1982--filed as Exhibit 10.17 to the Company's
          Registration Statement on Form S-1 (No. 33-42781)
*10.9     Casualty Quota Share Reinsurance Contract between
          Landmark American Insurance Company/Guaranty National Insurance Company and Design Professionals Insurance Company/The Connecticut Indemnity Company/Security
          Insurance Company of Hartford, dated September 1, 1989-- filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 33-42781)
 10.10 Guaranty National Corporation 1991 Long-Term Performance Incentive Plan, adopted September 12, 1991, as amended October 29, 1996 (#)
*10.11    Form of Officer's Severance Pay Agreement--filed as
          Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-42781) (#)
-------------------------------------------
*Incorporated by reference
(#)Management compensation agreement

*10.12 Participation Agreement Regarding Design Professionals Insurance Company Loan between Security Reinsurance Company and Guaranty National Insurance Company, dated December 20, 1990--filed as Exhibit 10.22 to the
          Company's Registration Statement on Form S-1 (No. 33-
          42781)
*10.13 Commercial Automobile Physical Damage and Liability Quota Share Reinsurance Agreement between Williamsburg National Insurance Company and Guaranty National Insurance
          Company, dated January 1, 1991--filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (No. 33-42781)
*10.14    Special Risk Division Casualty Reinsurance Contract
          issued to Guaranty National Insurance Company and
          Landmark American Insurance Company by E. W. Blanche Co., dated January 1, 1990--filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (No. 33-42781)
*10.15 Note Issuance Agreement, as amended, effective August 1, 1993 by and among Guaranty National Corporation, Orion Capital Corporation and certain subsidiaries of Orion Capital Corporation--filed as Exhibit 10.22 to the Company's Form 10-K for 1993
*10.16    Specimen of 7.85% Subordinated Promissory note due
          July 1, 2003 of Guaranty National Corporation--included
          as Exhibit "A" to Exhibit 10.15 above
*10.17    Investment Management Agreement by and among Orion
          Capital Corporation, Guaranty National Corporation and Certain Subsidiaries of Guaranty National Corporation-- filed as Exhibit 10.29 to the Company's Form 10-K for 1991
*10.18 Shareholder Agreement by and among Orion Capital Corporation, Guaranty National Corporation and certain wholly owned subsidiaries of Orion Capital Corporation-- filed as Exhibit 10.30 to the Company's Form 10-K for 1991
*10.19 Trade Name Agreement by and among Guaranty National Corporation on behalf of itself and all subsidiaries and affiliates and Orion Capital Corporation on behalf of itself and all subsidiaries and affiliates--filed as
          Exhibit 10.31 to the Company's Form 10-K for 1991
*10.20 Amendment to Guaranty National Corporation 1991 Long-Term Performance Incentive Plan dated December 19, 1991--filed as Exhibit 28.2 to the Company's Form S-8 filed December 19, 1991 (#)
*10.21    Property and Casualty Excess of Loss Agreement
          Reinsurance Agreement (First, Second, Third and Fourth) issued to Guaranty National Insurance Company and
          Landmark American Insurance Company by E. W. Blanch Co., dated as of January 1, 1992--filed as Exhibit 28.2 to the Company's Form 10-Q for June 30, 1992
*10.22 Stock Purchase Agreement for Colorado Casualty Insurance Company by and between Guaranty National Insurance
          Company and Providence Washington Insurance Company dated September 30, 1992 (Exhibit 10.1), and related Services Agreement (Exhibit 10.2), Reinsurance Agreement (Exhibit 10.3), Trust Agreement (Exhibit 10.4), Second Reinsurance Agreement (Exhibit 10.5) and Asset Purchase Agreement (Exhibit 10.6)--filed on Form 8-K on October 31, 1992
*10.23 Amended and Restated Credit Agreement by and between Guaranty National Corporation and Norwest Bank Denver, N.A. and Shawmut Bank Connecticut, N.A. dated
          November 23, 1993--filed as Exhibit 10.30 to the
          Company's Form 10-K for 1993
*10.24 Quota Share Reinsurance Agreement by and between Landmark American Insurance Company and State and County Mutual Fire Insurance Company, dated as of July 15, 1989 and amended as of March 1, 1992--filed as Exhibit 10.36 to the Company's Form 10-K for 1992
*10.25    Termination Addendum to the Special Risk Division
          Casualty Reinsurance Contract issued to Guaranty National Insurance Company and Landmark American Insurance Company by E. W. Blanch Co., dated as of January 1, 1990--filed as Exhibit 10.37 to the Company's Form 10-K for 1992
----------------------------------------
*Incorporated by reference
(#)Management compensation agreement

*10.26 Amendment to Investment Management Agreement by and Among Orion Capital Corporation, Guaranty National Corporation and Certain Subsidiaries of Guaranty National Corporation, dated January 13, 1993--filed as Exhibit
          10.40 to the Company's Form 10-K for 1992
*10.27 Investment Management Contract by and between Guaranty National Insurance Company and Cambiar Investors, Inc., dated October 8, 1992--filed as Exhibit 10.41 to the Company's Form 10-K for 1992
*10.28 Multiple Line Excess of Loss Agreement No. 3973-05 between National Reinsurance Corporation and Guaranty National Insurance Company and its subsidiaries and affiliates and Viking Insurance Company of Wisconsin and its affiliate, which replaces and continues the previous Multiple Line Excess of Loss Reinsurance Agreement No. 3973-05 which became effective January 1, 1993 and was subsequently amended by Endorsements numbered 1 through 14--filed as Exhibit 10.2 to the Company's Form 10-Q for June 30, 1996
*10.29 Stock Purchase Agreement for Peak Property and Casualty Insurance Corporation between GE Capital Mortgage Corporation and Guaranty National Insurance Company, dated as of September 15, 1993--filed as Exhibit 10.42 to the Company's 10-K for 1993
*10.30 Amendment to Guaranty National Corporation 1991 Long-Term Performance Incentive Plan, effective May 11, 1993--filed by the Company on Form S-8 dated July 22, 1993 (#)
*10.31 Non-revolving line of credit agreement by and between Norwest Bank Denver, N. A. and Guaranty National Corporation, dated December 30, 1993--filed as Exhibit
          28.1 to the Company's Form 10-Q for March 31, 1994
*10.32 First Amendment of Credit Agreement by and between Guaranty National Corporation and Norwest Bank Colorado, N.A. and Shawmut Bank Connecticut, N.A., dated June 1, 1994--filed as Exhibit 28.2 to the Company's Form 10-Q for June 30, 1994
*10.33 Stock Purchase Agreement for General Electric Mortgage Insurance Corporation of California between GE Capital Mortgage Corporation and Guaranty National Insurance Company, effective August 26, 1994--filed as Exhibit 28.3 to the Company's Form 10-Q for September 30, 1994
*10.34 Guaranty National Insurance Company Supplemental Executive Retirement Plan, dated December 30, 1994--filed as Exhibit 10.48 to the Company's Form 10-K for 1994 (#)
*10.35 Amendment to Shareholder Agreement by and among Orion Capital Corporation, Guaranty National Corporation and certain wholly owned subsidiaries of Orion Capital Corporation, dated February 2, 1994--filed as Exhibit
          10.49 to the Company's Form 10-K for 1994

*10.36   Amendment to Shareholder Agreement by and among Orion
         Capital Corporation, Guaranty National Corporation and certain wholly owned subsidiaries of Orion Capital Corporation, dated March 2, 1995--filed as Exhibit 10.50 to the Company's Form 10-K for 1994
 10.37   Credit Agreement among Guaranty National Corporation, as
         Borrower, and First Union National Bank of North
         Carolina, as Agent, dated as of June 2, 1995, amended and
         restated as of December 16, 1996
*10.38   Stock Purchase Agreement for Viking Insurance Holding,
         Inc., between Talegen Holdings, Inc. and Guaranty
         National Corporation, signed April 26, 1995--filed as
         Exhibit 10.1 to the Company's Form 10-Q for March 31,
         1995
*10.39   Note Issuance Agreement, as amended and restated
         effective June 14, 1995, by and among Guaranty National
         Corporation, Orion Capital Corporation and Certain
         Subsidiaries of Orion Capital Corporation--filed as
         Exhibit 10.3 to the Company's Form 10-Q for June 30, 1995
*10.40   International Swap Dealers Association, Inc., (ISDA)
         Master Agreement dated as of September 19, 1995, between
         Norwest Bank Minnesota, N.A. and Guaranty National
         Corporation--filed as Exhibit 10.6 to the Company's Form
         10-Q for September 30, 1995
---------------------------------------------
*Incorporated by reference
(#)Management compensation agreement

*10.41 ISDA Master Agreement dated as of September 19, 1995, between Guaranty National Corporation and Mellon Bank, N.A.--filed as Exhibit 10.7 to the Company's Form 10-Q for September 30, 1995
*10.42 Employment Agreement between Guaranty National Corporation and James R. Pouliot, dated April 27, 1995-- filed as Exhibit 10.48 to the Company's Form 10-K for 1995 (#)
*10.43 Private Passenger Non-Standard Auto Quota Share Reinsurance Agreement issued to Guaranty National Insurance Company of California by Zurich Reinsurance Centre, Inc., dated as of May 1, 1995--filed as Exhibit
          10.49 to the Company's Form 10-K for 1995
*10.44 Property First Surplus, First Property Per Risk Excess of Loss and Second Property Per Risk Excess of Loss Reinsurance Contract issued to Colorado Casualty Insurance Company, Guaranty National Insurance Company, Peak Property and Casualty Insurance Corporation and Landmark American Insurance Company by Towers Perrin Reinsurance, dated as of January 1, 1995--filed as
          Exhibit 10.50 to the Company's Form 10-K for 1995
  10.45 Tax Allocation Agreement by and among Guaranty National Corporation and each of its subsidiaries, dated as of December 23, 1996
*10.46 Quota Share Reinsurance Agreement No. LIC-00I, by and between Viking County Mutual Insurance Company and Landmark American Insurance Company, dated November 15, 1995--filed as Exhibit 10.52 to the Company's Form 10-K for 1995
*10.47 Managing General Agency Agreement No. 001-IGA by and between Viking County Mutual Insurance Company and Intercon General Agency, Inc., dated November 15, 1995-- filed as Exhibit 10.53 to the Company's Form 10-K for 1995
*10.48 Amendment to Employment Agreement of Roger B. Ware, dated as of February 29, 1996--filed as Exhibit 10.54 to the Company's Form 10-K for 1995 (#)
*10.49 100% Quota Share Reinsurance Treaty between Viking County Mutual Insurance Company, Texas, and Landmark American Insurance Company, Oklahoma--filed as Exhibit 10.1 to the Company's Form 10-Q for June 30, 1996
*10.50 Endorsement No. 1, dated April 1, 1996, to the Multiple Line Excess of Loss Agreement No. 3973-05--filed as
          Exhibit 10.3 to the Company's Form 10-Q for June 30, 1996
*10.51 Commercial Umbrella Excess of Loss Facultative Automatic Reinsurance Agreement No. 06AC960032, effective February 1, 1996 to February 1, 1997, between Guaranty National Insurance Company, Landmark American Insurance Company, Peak Property and Casualty Insurance Corporation, Guaranty National Insurance Company of California and National Reinsurance Corporation--filed as Exhibit 10.4 to the Company's Form 10-Q for September 30, 1996
*10.52 Endorsement No. 2, dated July 1, 1996, to the Multiple Line Excess of Loss Agreement No. 3973-05--filed as
          Exhibit 10.5 to the Company's Form 10-Q for September 30,
          1996
 10.53 Property First Catastrophe Excess of Loss Contract, effective January 1, 1996, issued to Guaranty National Insurance Company, Colorado Casualty Insurance Company, Peak Property and Casualty Insurance Corporation, Guaranty National Insurance Company of California, Landmark American Insurance Company, Viking Insurance Company of Wisconsin, Viking County Mutual Insurance Company by Towers Perrin Reinsurance
 10.54 Property Second Catastrophe Excess of Loss Contract, effective January 1, 1996, issued to Guaranty National Insurance Company, Colorado Casualty Insurance Company, Peak Property and Casualty Insurance Corporation, Guaranty National Insurance Company of California, Landmark American Insurance Company, Viking Insurance Company of Wisconsin, Viking County Mutual Insurance Company by Towers Perrin Reinsurance
-----------------------------------------------
*Incorporated by reference
(#)Management compensation agreement

 10.55 Tax Sharing Agreement, dated as of December 20, 1996, by and between Orion Capital Corporation and Guaranty National Corporation
 10.56 Guaranty National Corporation Equity Incentive Plan, approved by the Company's Board of Directors on October 29, 1996, and subject to Shareholder approval on May 13, 1997 (#)
   21.1   Subsidiaries of Registrant
   23.1   Consent of Deloitte & Touche LLP
-----------------------------------------------
*Incorporated by reference
(#)Management compensation agreement



 (b)                    REPORTS ON FORM 8-K:

                        No reports on Form 8-K have been filed by
                   the Registrant during the fourth quarter of 1996.

                            SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Guaranty National Corporation

                                      By: s/James R. Pouliot
                                          ------------------
                                            James R. Pouliot, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

                                      By: s/Michael L. Pautler
                                          --------------------
                                           Michael L. Pautler, Senior Vice
                                           President-Finance and Treasurer
                                           (Principal Financial Officer)

                                      By: s/Shelly J. Hengsteler
                                          ----------------------
                                            Shelly J. Hengsteler, Controller
                                            and Assistant Treasurer
                                            (Principal Accounting Officer)


DATE: February 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons
(including a majority of the members of the Board of Directors of the Registrant) in the capacities and on the date indicated:


SIGNATURE & TITLE                                 DATE



s/Alan R. Gruber                                 February 28, 1997
----------------
Alan R. Gruber
Chairman of the Board
of Directors



s/James R. Pouliot                               February 28, 1997
------------------
James R. Pouliot
President and Chief Executive
Officer and Director


s/Tucker H. Adams                                February 28, 1997
-----------------
Tucker H. Adams
Director


s/W. Marston Becker                              February 28, 1997
-------------------
W. Marston Becker
Director


s/Dennis J. Lacey                                February 28, 1997
-----------------
Dennis J. Lacey
Director


s/M. Ann Padilla                                 February 28, 1997
----------------
M. Ann Padilla
Director


s/Vincent  T. Papa                               February 28, 1997
------------------
Vincent T. Papa
Director


s/Robert B. Sanborn                              February 28, 1997
-------------------
Robert B. Sanborn
Director
s/William J. Shepherd                            February 28, 1997
---------------------
William J. Shepherd
Director


s/Richard R. Thomas                              February 28, 1997
-------------------
Richard R. Thomas
Director


s/Roger B. Ware                                  February 28,  1997
---------------
Roger B. Ware
Director

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Guaranty National Corporation


     We have audited the consolidated financial statements of Guaranty National Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 14, 1997, (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in
Item 14(a)2 of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


s/Deloitte & Touche LLP
  DELOITTE & TOUCHE LLP

Denver, Colorado
February 14, 1997

                                                      SCHEDULE I

                   GUARANTY NATIONAL CORPORATION
                     SUMMARY OF INVESTMENTS -
             OTHER THAN INVESTMENTS IN RELATED PARTIES
                         DECEMBER 31, 1996
                          (In thousands)


COLUMN A                         COLUMN B        COLUMN C           COLUMN D
------------------------------------------------------------------------------
                                                                    AMOUNT
                                                                 SHOWN IN THE
TYPE OF INVESTMENT                     COST       VALUE         BALANCE SHEET
-----------------------------------------------------------------------------

Fixed Maturities Held to Maturity:
 Bonds:
  United States Government and
   agencies and authorities         $ 30,674    $ 30,738            $ 30,674
  States, municipalities and
   political subdivisions             47,605      48,661              47,605
 All other corporate                   1,992       2,031               1,992
                                     -------     -------              ------
                                      80,271      81,430              80,271
                                     -------     -------              ------

Fixed Maturities Available For Sale:
 Bonds:
  United States Government and
   agencies and authorities          112,115     112,789             112,789
  States, municipalities and
   political subdivisions            156,439     162,424             162,424
  Public utilities                     5,810       5,559               5,559
  All other corporate                 78,220      79,868              79,868
 Redeemable preferred stocks          29,831      29,650              29,650
                                     -------     -------             -------
                                     382,415     390,290             390,290
                                     -------     -------             -------
    Total fixed maturities           462,686     471,720             470,561

Equity Securities:
 Common Stock:
  Public utilities                     1,471       1,994              1,994
  Banks, trusts, insurance companies   3,306       6,833              6,833
  Industrial, miscellaneous and
    all other                         37,912      50,588             50,588
 Nonredeemable preferred stocks       26,969      28,687             28,687
                                      ------      ------             ------
    Total equity securities           69,658      88,102             88,102
                                      ------      ------             ------

Other long-term investments           13,585      13,600             13,585
Short-term investments                94,993      94,993             94,993
                                      ------      ------             ------
    Total investments               $640,922    $668,415           $667,241
                                     =======     =======            =======

SCHEDULE II

                   GUARANTY NATIONAL CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (In thousands)

                           BALANCE SHEET


                                                 December 31,
                                           --------------------
                                           1996            1995
                                           ----            ----

 Cash                                   $      9        $      4
 Investment in subsidiaries              341,158         310,539
 Due from subsidiaries                     3,108           4,601
 Other assets                              3,855           5,231
                                         -------         -------
  Total assets                          $348,130        $320,375
                                         =======         =======

 Other liabilities                      $  8,403        $  1,824
 Notes payable                           101,688         103,000
 Shareholders' equity                    238,039         215,551
                                         -------         -------
  Total liabilities and
   shareholders' equity                 $348,130        $320,375
                                         =======         =======

                       STATEMENT OF EARNINGS


                                                Year Ended December 31,
                                               -------------------------
                                              1996        1995      1994
                                              ----        ----      ----

 Miscellaneous income                       $  2,639     $  1,336  $   947
 Equity in earnings of subsidiaries           46,253       14,171   34,176
                                              ------       ------   ------
  Total income                                48,892       15,507   35,123
                                              ------       ------   ------

 Interest expense                              6,851        5,708    3,218
 Nonrecurring charge                           2,163
 Other expenses                                2,997        2,467    2,318
                                              ------       ------    -----
  Total expenses                              12,011        8,175    5,536
                                              ------        -----    -----
Earnings before income taxes                  36,881        7,332   29,587
Income taxes                                   9,375       (1,597)   7,036
                                              ------        ------  ------
Net earnings                                 $27,506       $8,929  $22,551
                                              ======        =====   ======

Note: The Parent only condensed financial information should be read in conjunction with the consolidated financial statements and accompanying notes of Guaranty National
       Corporation and subsidiaries.

                                                     SCHEDULE II

                   GUARANTY NATIONAL CORPORATION
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (In thousands)

                      STATEMENT OF CASH FLOWS

                                                 Year Ended December 31,
                                         ------------------------------------
                                         1996            1995          1994
                                         ----            ----          ----
OPERATING ACTIVITIES:
 Dividends received from subsidiaries   $  8,687      $ 16,500       $  4,000
 Interest expense paid                    (6,817)       (6,005)        (3,043)
 Miscellaneous income                      2,639         1,337            947
 Operating expenses                         (760)         (834)          (820)
 Nonrecurring charge                      (1,302)
 Advances from (to) subsidiaries,
   net of income taxes paid                7,214        (3,189)         1,023
                                          ------        ------         ------
  Net cash provided by
   operating activities                    9,661         7,809          2,107
                                          ------        ------         ------

INVESTING ACTIVITIES:
 Sales of property and equipment              30            92            265
 Purchases of property and equipment                    (1,145)        (3,732)
 Investment in subsidiary                   (950)      (95,558)
                                           -----        ------          -----
  Net cash used in
   investing activities                     (920)      (96,611)        (3,467)
                                           -----        ------          -----

FINANCING ACTIVITIES:
 Proceeds from issuance of
   notes payable                                       130,654         14,000
 Repayment of notes payable               (1,313)      (60,000)
 Dividends paid                           (7,485)       (6,655)        (6,049)
 Proceeds from issuance of common stock                 24,220
   Proceeds from exercise of stock options    62           550
   Purchase of treasury stock                                          (6,636)
                                          -------       -------         -----
  Net cash provided by (used in)
   financing activities                    (8,736)      88,769          1,315
                                           ------       -------         -----

NET INCREASE (DECREASE) IN CASH                 5          (33)           (45)
                                           ------       -------         -----
CASH, BEGINNING OF YEAR                         4           37             82
                                           ------       ------          -----
CASH, END OF YEAR                         $     9      $     4         $   37
                                           ======       ======          =====

Non-Cash Financing Transactions:
     Conversion of affiliate debt         $            $(20,896)       $
      Issuance of common stock in
        conversion of affiliate debt                     14,881
     Conversion of affiliate debt
        from treasury stock                               6,015
     Restricted stock forfeitures                          (126)

Note: The Parent only condensed financial information should be read in conjunction with the consolidated financial statements and accompanying notes of Guaranty National
       Corporation and subsidiaries.

                              SCHEDULE III
                     GUARANTY NATIONAL CORPORATION
    SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE OPERATIONS
                              (In Thousands)


Column A              Column B    Column C     Column E  Column F   Column G
--------              --------    --------     --------  --------   --------
                      Deferred      Unpaid
                       Policy    Losses & Loss                         Net
                     Acquisition  Adjustment    Unearned  Premiums  Investment
                       Costs       Expenses     Premiums   Earned     Income
                     ----------- -------------  --------  --------  ----------
Property/Liability
  Insurance

Year ended
  December 31, 1996    $ 44,456    $368,408      $154,242  $481,648  $ 39,439
                        =======     =======       =======   =======   =======
Year ended
  December 31, 1995    $ 37,637    $354,634      $146,205  $390,017  $ 30,976
                        =======     =======       =======   =======   =======
Year ended
  December 31, 1994    $ 31,623    $241,221      $123,092  $321,638  $ 23,576
                        =======     =======       =======   =======   =======


                              SCHEDULE III (CONTINUED)
                          GUARANTY NATIONAL CORPORATION
      SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE OPERATIONS
                                 (In Thousands)

Column A                Column H            Column I     Column J     Column K
--------                --------            --------     --------     --------
                      Losses & Loss
                   Adjustment Expenses    Amortization     Paid
                   Incurred Related to    of Deferred     Losses
                    (1)            (2)      Policy        & Loss         Net
                  Current        Prior     Acquisition  Adjustment    Premiums
                   Year           Year       Costs       Expenses      Written
                  -------        -----    ------------  ----------    --------
Property/Liability
  Insurance

Year ended
 December 31, 1996  $338,779   $  (995)     $133,931    $339,442      $491,232
                     =======     =====       =======     =======       =======
Year ended
  December 31, 1995 $280,726   $12,787      $110,341    $267,641      $397,899
                     =======    ======       =======     =======       =======
Year ended
  December 31,1994  $212,458   $ 1,047      $ 93,103    $199,530      $322,925
                     =======    ======       =======     =======       =======