Form 10-Q
period 1997-03-31
GUARANTY NATIONAL CORP
filed 1997-05-09
CIK 44358

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter ended March 31, 1997

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

Registrant's telephone number, including area code(303) 754-8400
                                                  ..............

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


     As of May 9, 1997, there were 14,985,497 shares of Registrant's $1.00 par value common stock issued and outstanding exclusive of shares held by registrant.

                GUARANTY NATIONAL CORPORATION
                       Form 10-Q Index
            For the Quarter Ended March 31, 1997




                                                         Page
                                                        Number
PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Independent Accountants' Review Report                     3

Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 1997 and
December 31, 1996                                          4

Consolidated Statements of Earnings for the three
months ended March 31, 1997 and 1996                       5

Consolidated Statements of Cash Flows for the three
months ended March 31, 1997 and 1996                       6

Notes to Consolidated Financial Statements                 7

Item 2.Management's Discussion and Analysis
of Financial Condition and Results of Operations          10

PART 2.OTHER INFORMATION                                  14

SIGNATURES                                                15

               PART 1 - FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS

           INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Guaranty National Corporation

  We have reviewed the accompanying consolidated balance sheet of Guaranty National Corporation and subsidiaries (the "Company") as of March 31, 1997, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Denver, Colorado
April 29, 1997

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

ASSETS

                                              March 31,  December 31,
                                                 1997       1996
                                              ---------  ------------
                                             (Unaudited)
Investments:
Fixed maturities held to maturity, at cost     $73,029      $80,271
Fixed maturities available for sale,
at market                                      417,287      390,290
                                              --------     --------
                                               490,316      470,561
Equity securities, at market                    94,950       88,102
Other long-term investments                     15,176       13,585
Short-term investments                          69,453       94,993
                                              --------     --------
Total investments                              669,895      667,241
Cash                                             3,068        3,988
Accrued investment income                        7,602        7,971
Accounts receivable, (less allowance of
$171 - 1997 and 1996)                           49,057       45,557
Reinsurance recoverables and prepaids,
(less allowance of$200 - 1997 and 1996)         87,444       90,781
Property and equipment (less accumulated
depreciation of $14,461 - 1997 and
$13,508 - 1996)                                 29,283       29,833
Deferred policy acquisition costs               45,558       44,456
Goodwill (less accumulated amortization of
$6,703 - 1997 and $6,423 - 1996)                34,359       34,639
Other assets                                     1,920        4,626
                                              --------     --------
Total assets                                  $928,186     $929,092
                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Unpaid losses                                 $295,605     $303,266
Unpaid loss adjustment expenses                 65,928       65,142
Unearned premiums                              162,037      154,242
Notes payable                                  101,500      101,688
Reinsurance payables and deposits                7,346        7,268
Other liabilities                               56,655       59,447
                                              --------     --------
Total liabilities                              689,071      691,053
                                              --------     --------
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value;
authorized, 6,000,000 shares;
none issued and outstanding
Common stock, $1 par value;
authorized, 30,000,000 shares;
issued 14,975,497 shares - 1997
and 1996                                       14,975       14,975
Capital in excess of par                      121,272      121,272
Retained earnings                              91,231       84,685
Net unrealized investment gains                11,637       17,107
                                             --------     --------
Total shareholders' equity                    239,115      238,039
                                             --------     --------
Total liabilities and shareholders' equity   $928,186     $929,092
                                             ========     ========
See notes to consolidated financial statements.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)



                                               Three Months Ended
                                                     March 31,
                                                  1997       1996
                                              --------   --------
                                                  (Unaudited)
Revenue:
Premiums earned                               $128,675   $115,470
Net investment income                           10,745      9,253
Realized investment gains                        1,412      1,981
                                              --------   --------
                                               140,832    126,704
                                              --------   --------
Expenses:
Losses and loss adjustment
expenses incurred                               88,862     84,845
Policy acquisition costs                        35,970     29,082
General and administrative                       2,580      3,528
Interest                                         1,653      1,720
Other                                              347        288
                                              --------   --------
                                               129,412    119,463
                                              --------   --------
Earnings before income taxes                    11,420      7,241
Income taxes                                     3,002      1,454
                                              --------   --------
Net earnings                                    $8,418     $5,787
                                              ========   ========
Earnings per common share                        $0.56      $0.39
                                              ========   ========
Dividends per common share                      $0.125     $0.125
                                              ========   ========



See notes to consolidated financial statements.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)



                                                Three Months Ended
                                                      March 31,
                                                1997            1996
                                             --------         --------
                                                    (Unaudited)
Operating Activities:
Premiums collected                           $132,528         $120,610
Net investment income collected                 9,649            9,459
Losses and loss adjustment expenses paid      (89,801)         (84,425)
Policy acquisition costs and general and
administrative expenses paid                  (42,982)         (39,789)
Interest paid                                  (1,636)          (1,712)
Other receipts (payments)                        (550)           3,715
                                             --------         --------
Net cash provided by operating activities       7,208            7,858
                                             --------         --------
Investing Activities:
Maturities of fixed maturities
held to maturity                                4,131
Maturities of fixed maturities
available for sale                             12,115           15,508
Sales of fixed maturities
available for sale                             18,057           22,323
Sales of equity securities                      9,079            9,204
Sales of property and equipment                   264
Redemption of mortage loans                                          3
Net change in short-term investments           25,551            1,927
Purchases of fixed maturities
held to maturity                                                (8,506)
Purchases of fixed maturities
available for sale                            (60,443)         (24,011)
Purchases of equity securities                (13,631)          (8,761)
Net change in other long-term investments        (483)            (321)
Purchases of property and equipment              (708)          (1,436)
                                             --------         --------
Net cash (used in) provided by
investing activities                           (6,068)           5,930
                                             --------         --------
Financing Activities:
Repayment of notes payable                       (188)            (750)
Dividends paid                                 (1,872)          (1,870)
                                             --------         --------
Net cash used in financing activities          (2,060)          (2,620)
                                             --------         --------
Net Increase (Decrease) in Cash                  (920)          11,168
Cash, Beginning of Period                       3,988            6,794
                                             --------         --------
Cash, End of Period                            $3,068          $17,962
                                             ========         ========



See notes to consolidated financial statements.

NOTE 1 - GENERAL


  The accompanying unaudited consolidated financial statements of Guaranty National Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to interim reporting and do not include all of the information and footnotes required for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  Although these financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996, for the more complete explanations therein.

  Certain reclassifications have been made to the 1996 financial statements to conform with presentations used in 1997.

NOTE 2 - EARNINGS PER SHARE

  Earnings per common share has been computed using the weighted average number of shares and equivalent shares outstanding of 14,987,533 and 14,963,367 for the three months ended March 31, 1997, and 1996, respectively. The common stock equivalents are stock options which result in a dilutive effect from assumed exercise of the options.

  During the first quarter of 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued. This SFAS is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The SFAS replaces primary earnings per share with basic earnings per share (computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator during the period). Adoption of SFAS No. 128 would have had no effect on earnings per share for March 31, 1997 and 1996.

NOTE 3 - INVESTMENTS
  At March 31, 1997, and December 31, 1996, the estimated aggregate fair value of fixed maturities held to maturity was $73,015,000 and $81,430,000, respectively, the cost of fixed maturities available for sale was $416,607,000 and $382,415,000, respectively, and the cost of equity securities was $77,727,000 and $69,658,000, respectively.
At March 31, 1997, and December 31, 1996, the Company had investments in noninvestment grade securities with a cost of $62,751,000 and $55,205,000 respectively, which are carried at fair values of $63,052,000 and $56,477,000, respectively.

  Realized investment gains (losses), which includes gains (losses) on calls of fixed maturities, for the three months ended March 31, 1997 and 1996, as well as a write down for other-than-temporary investment impairments of approximatley $160,000 and $134,000 for the three months ended March 31, 1997 and 1996, respectively, are as follows (in thousands):

                        March 31,     March 31,
Three Months Ended        1997           1996
------------------      --------      --------
Fixed maturities
available for sale:
Gains                      $476          $660
Losses                     (379)          (20)
                          ------        ------
                             97           640
                          ------        ------
Equity securities:
Gains                     2,325         1,806
Losses                   (1,010)         (465)
                          -----        ------
                          1,315         1,341
                         ------        ------
Total                    $1,412        $1,981
                         ======        ======

NOTE 4 - REINSURANCE

  In the ordinary course of business, the Company reinsures certain risks, generally on an excess of loss basis with other insurance companies. Such reinsurance arrangements serve to limit the Company's maximum loss per occurrence on casualty losses to $400,000, $300,000 on property losses and $600,000 for catastrophe losses. Reinsurance does not discharge the primary liabilitiy of the original insurer. Amounts recoverable from reinsurers are recognized and estimated in a manner consistent with the claim liabilities arising from the reinsured policies and incurred but not reported losses.

  Premiums, losses, and loss adjustment expenses, including the effect of reinsurance, are comprised of (in thousands):

                     Three Months Ended March 31,
                    1997                      1996
           ----------------------    ----------------------
            Written       Earned      Written       Earned
           --------      --------    --------      --------
Premiums:
Direct     $135,488      $129,770    $125,202      $118,556
Assumed      12,187         9,862      11,837         9,559
Ceded        (9,378)      (10,957)    (13,426)      (12,645)
           --------      --------    --------      --------
Net        $138,297      $128,675    $123,613      $115,470
           ========      ========    ========      ========
% Assumed
to Net         8.81%                     9.58%
               ====                      ====
Losses and loss
adjustment expenses:     Incurred                  Incurred
                         --------                  --------
Direct                    $85,051                   $86,357
Assumed                     9,086                     4,162
Ceded                      (5,275)                   (5,674)
                          -------                   -------
Net                       $88,862                   $84,845
                          =======                   =======

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During 1995, the Company acquired Viking Insurance Company of Wisconsin ("Viking") in a business combination accounted
for as a purchase.   As part of the 1995 Viking acquisition,
and based upon Viking's favorable loss development since the acquisition date, the Company estimates that it will pay Talegen Holdings, Inc. ("Seller") an additional purchase price in the maximum amount agreed to in the purchase agreement. This amount, which is approximately $4,333,000 plus interest at 6.28%, will be payable to the Seller as of December 31, 1998. The Company has accrued this amount and the related interest payable in the accompanying consolidated balance sheet.

   As discussed in the Company's report on Schedule 14D-9, filed with the Securities and Exchange Commission on May 22, 1996, as amended on June 1, 1996 and June 7, 1996 and June 19, 1996, three separate complaints naming the Company and one or more of its directors, and Orion Capital Corporation ("Orion"), as defendants were filed on behalf of the Company's shareholders, alleging that the Orion tender offer was unfair and inadequate. On July 2, 1996, counsel for Orion and the Company signed a Memorandum of Understanding providing for the settlement and dismissal of the three cases, based on the revisions which the Purchasers had made in the terms of the Offer to Purchase. In the judgment of the Company's management, the costs incurred to defend and settle these complaints will not have a materially adverse effect on the results of the Company's operations. The estimated settlement costs have been accrued in the Company's consolidated financial statements as of March 31, 1997.

   In addition to the three complaints described above, the Company is subject to litigation in the normal course of operating its insurance business. The Company is not engaged in any such litigation which it believes would have a material adverse impact on its financial condition or result of operations, taking into account the reserves established therefore and giving effect to insurance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results for the Quarters Ended March 31, 1997 and March 31, 1996

  Guaranty National Corporation and its subsidiaries (the "Company") manage their property and casualty business in three operating units: commercial lines, personal lines and collateral protection insurance. Gross premiums written and GAAP combined ratios by operating unit for the quarters ended March 31, 1997 and 1996, are summarized below:

                                         Three Months Ended
                                             March 31,
                                        1997          1996
                                      -------       --------
                                      (Dollars in thousands)

Personal Lines:
Gross premiums written                $82,721        $65,282
GAAP combined ratio                      96.7%         101.0%
Commercial Lines:
Gross premiums written                $42,298        $51,964
GAAP combined ratio                     104.8%         104.4%
Collateral Protection:
Gross premiums written                $22,656        $19,793
GAAP combined ratio                      97.1%          97.5%
Total:
Gross premiums written               $147,675       $137,039
GAAP combined ratio                      99.1%         101.6%

 Personal lines gross premiums written increased 27% for the first quarter of 1997 compared to the first quarter of 1996. The premium volume growth in the private passenger line of business was due mainly to newly-enacted legislation in the state of California which requires all drivers to maintain liability insurance. This change in California law resulted in a significant increase in the personal lines one-month product business. First quarter 1997 gross premiums written in the state of California were $37.4 million compared to $18.8 million for the same period in 1996, representing 45% of total personal lines premiums for the quarter. Personal lines policies in-force at March 31, 1997 increased 23% from December 31, 1996. Although the extent and duration of the increase in California premium can not be predicted, the Company believes it will continue to record significant premium increases through the remainder of 1997.

 The personal lines loss ratio (incurred losses and loss adjustment expense) for the first quarter of 1997 was 71.5% compared to 75.5% for the first quarter of 1996. The decrease in the loss ratio resulted from a 6.3 point decrease in the incurred loss component, partially offset by an increase in the loss adjustment expense component of 2.3 points. The lower incurred loss component was primarily due to lower claim frequency. The loss adjustment expense ratio increased 2.3 points due mainly to this unit's emphasis on improving claim handling and on reducing insurance fraud, which resulted in higher legal expenses. During the second quarter of 1997, the Company will open a second claims office in California in anticipation of increased claim activity as a result of the growth in California.

 The personal lines expense ratio was 25.2% for the first quarter of 1997, compared to 25.5% for the first quarter of 1996. The lower expense ratio is primarily due to spreading fixed costs over our increased premium volume and a greater concentration of one-month product business in the state of California, which has a lower overall agent commission rate. The personal lines overall GAAP combined ratio of 96.7% improved 4.3 points over the first quarter of 1996 principally from the decrease in the loss ratio discussed above.

 Commercial lines gross premiums written decreased 19% for the first quarter of 1997 compared to the first quarter of 1996, primarily as a result of a 26% decrease in premiums from the commercial nonstandard division, partially offset by a 16% increase in the commercial standard division. The majority of the decrease is due to lower production in commercial auto, umbrella and other programs;
increased competition from large standard carriers entering the nonstandard marketplace; and agent and program cancellations during 1996. The commercial nonstandard division plans to replace a portion of this premium loss by appointing new agents, identifying new business opportunities and more closely monitoring the production of existing agents. The increase in gross premiums written for the commercial standard division is primarily the result of two new contract branch offices opened subsequent to the first quarter of 1996, one in the state of Florida and the other in the state of Missouri, and an overall increase in premium production for 1997 in existing offices compared to the first quarter of 1996.

 The commercial lines loss ratio for the first quarter of 1997 was 70.1% compared to 71.3% for the same period last year. The loss incurred component decreased by 1.3 points and the loss adjustment expenses component increased by 0.1 point. The improvement in the loss incurred component was principally caused by lower claim frequency and severity within the commercial lines unit.

 The commercial lines expense ratio increased 1.6 points to 34.7% for the first quarter of 1997 from 33.1% for 1996's first quarter, due mainly to a decrease in net premiums written, the effects of which were partially offset by lower salary and benefit expenses resulting from the Company not replacing vacancies created by normal attrition. The commercial lines overall GAAP combined ratio of 104.8% increased slightly by 0.4 points for the first quarter of 1997 compared to the first quarter of 1996.

  The collateral protection unit's gross premiums written increased 14% for the first quarter of 1997 compared to the first quarter of 1996. The premium volume growth is primarily due to continued increased writing in the automobile financing GAP and mortgage fire programs as well as the addition of a new warranty program. Gross premiums written from the automobile financing GAP and mortgage fire products for the first quarter of 1997 were $6,778,000, a 45% increase compared to gross premiums in the first quarter of 1996 of $4,664,000. First quarter 1997 gross premiums written from the warranty program were $1,194,000.

  The GAAP combined ratio for the collateral protection unit decreased to 97.1% for the first quarter of 1997 compared to 97.5% for the first quarter of 1996. The loss incurred component decreased 11.0 points in the first quarter of 1997 compared to the first quarter of 1996. The loss incurred component for the first quarter of 1996 was abnormally high due to the Northeast blanket vendor single interest and Puerto Rico business which experienced unfavorable results in early 1996. During 1996, the unit implemented underwriting and pricing adjustments and canceled problematic accounts. The unit's expense ratio increased
11.8 points for the first quarter of 1997 compared to the first quarter of 1996, primarily due to higher agency contingent commissions, which were proportionately increased as a result of the improved loss ratio.

  The Company operates under a reinsurance contract that provides both excess of loss and property catastrophe coverage up to $6,000,000 per occurrence for all major lines of business. This primary reinsurance contract serves to limit the Company's maximum loss per occurrence on casualty losses to $400,000, $300,000 on property losses and $600,000 for catastrophe losses. The Company also has an additional layer of catastrophe coverage up to 95% of $14,000,000 per loss occurrence, for total catastrophe protection of $20,000,000. The Company continues to utilize facultative reinsurance for certain risks, primarily umbrella and property coverages.

  The Company's insurance operating units in total showed
$473,000 of adverse development in 1997 on 1996 and prior loss reserves, net of reinsurance compared to $463,000 of redundant development in the first quarter of 1996 on 1995 and prior loss reserves, net of reinsurance. This development equates to 0.2% and (0.2%) of net loss reserves carried at the end of the previous years 1996 and 1995, respectively. The adverse development in the first quarter of 1997 was caused primarily by incurred but not reported losses being greater than expected for the collateral protection unit.

  For the first three months of 1997 and 1996, the Company's catastrophe losses were minimal. In addition, during the first quarter of 1997, the Company's known exposure to environmental losses, such as asbestos and pollution contamination, did not materially change from year end 1996.

  Overall, the Company reported net earnings for the first quarter of 1997 of $8,418,000, or $0.56 per share, compared to net earnings of $5,787,000, or $0.39 per share, for the first quarter of 1996. Net earnings increased 45% primarily as a result of the lower loss ratio and the growth of the personal lines unit as discussed above.

  The Company's interest expense decreased slightly for the first quarter of 1997 compared to the first quarter of 1996, due to a lower debt level.

  Pretax net investment income increased $1,492,000 to $10,745,000 in the first quarter of 1997 from $9,253,000 for the first quarter of 1996, while after-tax net investment income increased to $8,098,000 for the quarter ended March 31, 1997, from $7,201,000 for the same period in 1996.
These increases are due mainly to continuing positive cash flow and increased earnings from limited partnership equity interests.

  The investment yield, on an after-tax basis, remained constant at approximately five percent for the first quarters of 1997 and 1996. After-tax realized investment gains in the first quarters of 1997 and 1996 were $918,000 and $1,288,000, respectively, including other-than-temporary investment impairments of $104,000 and $87,000, after-tax, for the three-month periods ending March 31, 1997 and 1996, respectively. The realized investment gains were primarily attributable to sales from the Company's equities portfolio. The strong equity market has enabled the Company to take the realized gains without reducing its total investments in equities. The Company's overall investment portfolio continues to be invested primarily in fixed maturities and short-term investments which represented 84% and 85% of the portfolio as of March 31, 1997 and December 31, 1996, respectively.

  Securities are classified as available for sale and recorded at fair value, unless they meet the Company's criteria for classification as held to maturity. Such criteria include investment grade bonds with stated maturities of less than 10 years. The unrealized investment gains on fixed maturities available for sale and on equity securities as of March 31, 1997, were $680,000 and $17,223,000, respectively. This compares to unrealized investment gains on fixed maturities available for sale and on equity securities as of December 31, 1996, of $7,875,000 and $18,444,000, respectively. Higher interest rates in the first quarter of 1997 had a negative impact on the market value of the fixed investment portfolio. The market value of the Company's fixed maturity investments generally varies inversely with changes in the general level of interest rates. The market value of Federal agency and other mortgage pool securities of $46,988,000, as of March 31, 1997, is subject to additional market value volatility due to the impact of changes in prepayment rates on the mortgages which underlie such securities.

  The Company's holdings in noninvestment grade bonds for the first quarter of 1997 were approximately nine percent of total invested assets, compared to approximately eight percent of total invested assets at December 31, 1996.
Total investments held by the Company include highly rated fixed maturities (rated AAA or AA) of 50% at both March 31, 1997, and December 31, 1996. The Company continues to maintain a low level of real estate related investments, consisting primarily of federal agency mortgage pools.

Liquidity and Capital Resources

  Positive cash flow from operations of $7,208,000 was generated for the first quarter of 1997 compared to $7,858,000 for the first quarter of 1996. The operating cash flow for the first quarter of 1997 was reduced by the payout of the Company's bonus program. Payments made in 1996 under this program were substantially less due to unsatisfactory 1995 operating results. In addition, there are higher levels of loss and loss adjustment expense payments and acquisition expenses related to premium production. These higher payments were partially offset by higher premiums collected and increased net investment income in 1997 compared to 1996.

  Net cash used in investing activities was $6,068,000 for the first quarter of 1997. This compares to net cash from investing activities for the first quarter of 1996 of $5,930,000. The decrease in funds from investing activities during the first three months of 1997, relates to increased investments made in and decreased sales of both fixed maturities and equity securities.

  Cash used in financing activities was $2,060,000 and $2,620,000 for the first quarters of 1997 and 1996, respectively. During the first quarter of 1997, the Company made a quarterly principal payment of $187,500 on its 6.5% term loan compared to the first quarter of 1996, when the Company made its first principal payment of $750,000 on this loan. As of March 31, 1997, the Company had funds available of $10,000,000 under the Company's reducing, revolving credit facility. The Company declared and paid a regular quarterly dividend of $0.125 per share in both the first quarters of 1997 and 1996.

  The Company's level of short-term investments at March 31, 1997, and December 31, 1996, was 10.3% and 14.2%,
respectively, of total invested assets. The decrease resulted from management's decision to reduce its cash position and to shift its investment mix to securities of a longer average duration to achieve a better yield on our investment portfolio. Overall, the Company maintains sufficient liquidity in its investment portfolio through its short-term investment holdings to meet anticipated claim payments and other insurance payment requirements.

  Forward Looking Statements

  Some of the statements made in this Form 10-Q Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) severe adverse weather conditions; (vii) the cost of automobile repair; (viii) the number of new and renewal policy applications submitted by the Company's agents; (ix) changes in the renewal rate on policies written in the state of California; and (x) other factors over which the Company has little or no control.

PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

  The Company is routinely engaged in litigation incidental to its business. At March 31, 1997, there were three lawsuits outstanding , which were related to the Orion
Tender Offer. During the third quarter of 1996 the Company signed a Memorandum of Understanding with respect to the settlement and dismissal of the three complaints. In the judgment of the Company's management, the costs incurred to defend and settle these complaints will not have a materially adverse effect on the results of the Company's operations. The estimated settlement costs have been accrued in the Company's consolidated financial statements.
See Note 17 to the Consolidated Financial Statements in the
Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996, for further discussion of these costs. In the judgment of the Company's management, at March 31, 1997, the Company is not engaged in any such litigation which it believes would have a material adverse impact on its financial condition or results of operation, taking into account the reserves established therefore and giving effect to insurance.

ITEM 2.   CHANGES IN SECURITIES

  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5.     OTHER INFORMATION

      On April 18, 1997, the Company announced that W.
Marston Becker, Chief Executive Officer and Chairman of the
Board of Orion Capital Corporation and a member of the Company's Board of Directors, would assume the position of Chairman of the Board of the Company upon the death of Alan
R. Gruber. Mr. Becker was scheduled to succeed Mr. Gruber as Chairman of the Board on May 13, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

         10.1 Guaranty National Corporation Equity Incentive
Plan, approved by the Company's Board of Directors on October 29, 1996 and subject to shareholder approval on May 13, 1997.

         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed by the Registrant during the quarter.

                         SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Guaranty National Corporation



                             By: s/James R. Pouliot
                               James R. Pouliot, President
                               and Chief Executive Officer
                              (Principal Executive Officer)



                             By: s/Michael L. Pautler
                               Michael L. Pautler, Senior Vice
                               President-Finance and Treasurer
                              (Principal Financial Officer)



                             By: s/Shelly J. Hengsteler
                              Shelly J. Hengsteler
                              Controller and Assistant Treasurer
                             (Principal Accounting Officer)

DATE:  May  9, 1997