Form 10-Q
period 1997-06-30
GUARANTY NATIONAL CORP
filed 1997-08-04
CIK 44358

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter ended June 30, 1997

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

                  9800 South Meridian Boulevard
                    Englewood, Colorado 80112
                  .............................
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


     As of August 4, 1997, there were 15,038,433 shares of Registrant's $1.00 par value common stock issued and outstanding exclusive of shares held by Registrant.

                  GUARANTY NATIONAL CORPORATION
                         Form 10-Q Index
               For the Quarter Ended June 30, 1997



                                                         Page
                                                        Number
PART 1.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets at
          June 30, 1997 and December 31, 1996                3

          Consolidated Statements of Earnings
          for the six months and three months
          ended June 30, 1997 and 1996                       4

          Consolidated Statements of Cash Flows
          for the six months ended June 30, 1997
          and 1996                                           5

          Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10

PART 2.   OTHER INFORMATION                                 15

SIGNATURES                                                  17

PART I - FINANCIAL INFORMATION
GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

ASSETS

                                                    June 30,   December 31,
                                                      1997         1996
                                                    --------   ------------
                                                  (Unaudited)
Investments:
 Fixed maturities held to maturity, at cost         $ 74,378     $ 80,271
 Fixed maturities available for sale, at market      402,481      390,290
                                                    --------     --------
                                                     476,859      470,561
 Common stocks, at market                             70,169       59,415
 Non-redeemable preferred stocks, at market           33,692       28,687
 Other long-term investments                          16,379       13,585
 Short-term investments                               98,430       94,993
                                                    --------     --------
  Total investments                                  695,529      667,241
Cash                                                   8,104        3,988
Accrued investment income                              7,824        7,971
Accounts receivable, (less allowance of
 $171 - 1997 and 1996)                                60,174       45,557
Reinsurance recoverables and prepaids,
 (less allowance of $200 - 1997 and 1996)             87,850       90,781
Property and equipment, (less accumulated
 depreciation of $15,188 - 1997; $13,508 - 1996)      28,988       29,833
Deferred policy acquisition costs                     46,751       44,456
Goodwill, (less accumulated amortization of
 $6,982 - 1997; $6,423 - 1996)                        34,080       34,639
Other assets                                           1,774        4,626
                                                    --------     --------
  Total assets                                      $971,074     $929,092
                                                    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Unpaid losses                                      $299,219     $303,266
 Unpaid loss adjustment expenses                      72,143       65,142
 Unearned premiums                                   167,152      154,242
 Notes payable                                       101,313      101,688
 Reinsurance payables and deposits                    10,673        7,268
 Deferred income taxes                                 4,660          803
 Other liabilities                                    56,152       58,644
                                                    --------     --------
   Total liabilities                                 711,312      691,053
                                                    --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.10 par value;
  authorized, 6,000,000 shares;
  none issued and outstanding
 Common stock, $1 par value;
  authorized, 30,000,000 shares;
  issued 15,038,433 shares - 1997
  and 14,975,497 shares - 1996                        15,038       14,975
 Capital in excess of par                            122,354      121,272
 Retained earnings                                   100,395       84,685
 Net unrealized investment gains                      21,975       17,107
                                                    --------     --------
   Total shareholders' equity                        259,762      238,039
                                                    --------     --------
   Total liabilities and shareholders' equity       $971,074     $929,092
                                                    ========     ========
See notes to consolidated financial statements

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)


                                       Six Months Ended   Three Months Ended
                                           June 30,            June 30,
                                        1997      1996      1997      1996
                                      --------  --------  --------  ---------
                                    (Unaudited)         (Unaudited)
Revenue:
 Premiums earned                      $263,272  $234,419  $134,597  $118,949
 Net investment income                  21,608    18,519    10,863     9,266
 Realized investment gains               4,955     3,589     3,543     1,608
                                      --------  --------  --------  --------
                                       289,835   256,527   149,003   129,823
                                      --------  --------  --------  --------

Expenses:
 Losses and loss adjustment
  expenses incurred                    183,126   168,507    94,264    83,662
 Policy acquisition costs               69,336    60,560    33,366    31,478
 General and administrative              6,527     6,925     3,947     3,397
 Interest                                3,307     3,403     1,654     1,683
 Other                                     689       783       342       495
 Nonrecurring tender offer charge                  2,163               2,163
                                      --------  --------  --------  --------
                                       262,985   242,341   133,573   122,878
                                      --------  --------  --------  --------

Earnings before income taxes            26,850    14,186    15,430     6,945
Income taxes                             7,390     3,174     4,388     1,720
                                      --------  --------  --------  --------
Net earnings                          $ 19,460  $ 11,012  $ 11,042  $  5,225
                                      ========  ========  ========  ========
Earnings per common share             $   1.29  $   0.74  $   0.73  $   0.35
                                      ========  ========  ========  ========
Dividends per common share            $   0.25  $   0.25  $  0.125  $  0.125
                                      ========  ========  ========  ========


See notes to consolidated financial statements.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                 Six Months Ended
                                                     June 30,
                                                 1997        1996
                                               --------    --------
                                                   (Unaudited)
Operating Activities:
 Premiums collected                            $263,750    $243,895
 Net investment income collected                 19,060      17,381
 Losses and loss adjustment expenses paid      (178,933)   (166,909)
 Policy acquisition costs and general and
  administrative expenses paid                  (77,663)    (72,644)
 Interest paid                                   (3,281)     (3,372)
 Federal income taxes paid                       (5,047)         (6)
 Nonrecurring tender offer charge                              (102)
 Other receipts (payments)                          948         (57)
                                               --------    --------
  Net cash provided by operating activities      18,834      18,186
                                               --------    --------

Investing Activities:
 Maturities of fixed maturities
  held to maturity                                4,131       2,000
 Maturities of fixed maturities
  available for sale                             30,672      32,309
 Sales of fixed maturities
  available for sale                             35,955      31,389
 Sales of equity securities                      21,308      17,811
 Sales of property and equipment                    241         264
 Redemption of mortgage loans                                   681
 Net change in short-term investments            (3,407)    (11,925)
 Purchases of fixed maturities
  held to maturity                                          (12,858)
 Purchases of fixed maturities
  available for sale                            (74,094)    (43,944)
 Purchases of equity securities                 (24,109)    (17,397)
 Net change in other long-term investments         (924)       (356)
 Purchases of property and equipment             (1,361)     (2,238)
                                               --------    --------
  Net cash used in investing activities         (11,588)     (4,264)
                                               --------    --------

Financing Activities:
 Repayment of notes payable                        (375)       (938)
 Dividends paid                                  (3,750)     (3,741)
 Proceeds from exercise of stock options            995          54
                                               --------    --------
  Net cash used in financing activities          (3,130)     (4,625)
                                               --------    --------
Net Increase in Cash                              4,116       9,297
Cash, Beginning of Period                         3,988       6,794
                                               --------    --------
Cash, End of Period                            $  8,104    $ 16,091
                                               ========    ========


See notes to consolidated financial statements.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Six and Three Months Ended June 30, 1997

NOTE 1 - GENERAL

  The accompanying unaudited consolidated financial statements of Guaranty National Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to interim reporting and do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996, for the more complete explanations therein.

  Certain reclassifications have been made to the 1996 financial statements to conform with presentations used in 1997.

NOTE 2 - EARNINGS PER SHARE

  Earnings per common share has been computed using the weighted average number of shares and equivalent shares outstanding of 15,053,857 and 14,967,244 for the six months ended June 30, 1997 and 1996, and 15,115,009 and 14,972,525 for the three months ended June 30, 1997 and 1996, respectively. The common stock equivalents are stock options which result in a dilutive effect from assumed exercise of the options.

  During the first quarter of 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued. This SFAS is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The SFAS replaces primary earnings per share with basic earnings per share (computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator during the period). Adoption of SFAS No. 128 would have had no effect on earnings per share for June 30, 1997 and 1996.

NOTE 3 - INVESTMENTS

  At June 30, 1997 and December 31, 1996, the estimated aggregate fair value of fixed maturities held to maturity was $75,240,000 and $81,430,000, respectively, the cost of fixed maturities available for sale was $393,793,000 and $382,415,000, respectively, and the cost of equity securities was $78,741,000 and $69,658,000, respectively. At June 30, 1997 and December 31, 1996, the Company had investments in non-investment grade securities with a cost of $57,393,000 and $55,205,000 which are carried at fair values of $58,665,000 and $56,477,000, respectively.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Six and Three Months Ended June 30, 1997

  Realized investment gains (losses), which include gains (losses) on calls and maturities of fixed maturities, for the six and three months ended June 30, 1997 and 1996, and write downs for other-than-temporary investment impairments of approximately $160,000 for the six months ended June 30, 1997, and approximately $434,000 and $300,000 for the six and three months ended June 30, 1996 are as follows (in thousands):

                             Six Months Ended     Three Months Ended
                               June 30, 1997         June 30, 1997
                             ----------------     ------------------
Fixed maturities
 available for sale:
 Gains                            $1,054                $  578
 Losses                             (612)                 (233)
                                  ------                ------
                                     442                   345
                                  ------                ------
Equity securities:
 Gains                             5,694                 3,369
 Losses                           (1,181)                 (171)
                                  ------                ------
                                   4,513                 3,198
                                  ------                ------
 Total                            $4,955                $3,543
                                  ======                ======

                             Six Months Ended     Three Months Ended
                               June 30, 1996         June 30, 1996
                             ----------------     ------------------
Fixed maturities
 available for sale:
 Gains                            $  948                $  288
 Losses                             (203)                 (183)
                                  ------                ------
                                     745                   105
                                  ------                ------
Equity securities:
 Gains                             4,048                 2,242
 Losses                           (1,204)                 (739)
                                  ------                 -----
                                   2,844                 1,503
                                  ------                 -----
 Total                            $3,589                $1,608
                                  ======                ======

NOTE 4 - REINSURANCE

  In the ordinary course of business, the Company reinsures certain risks, generally on an excess of loss basis with other insurance companies. Such reinsurance arrangements serve to limit the Company's maximum loss per occurrence on individual risks to $400,000, $300,000 on property losses and $600,000 for catastrophe losses. Reinsurance does not discharge the primary liability of the original insurer. Amounts recoverable from reinsurers are recognized and estimated in a manner consistent with the claim liabilities arising from the reinsured policies and incurred but not reported losses.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Six and Three Months Ended June 30, 1997

  Premiums, losses, and loss adjustment expenses, including the effect of reinsurance, are comprised of (in thousands):

            Six Months Ended June 30,           Three Months Ended June 30,
               1997             1996              1997               1996
        ----------------  ----------------  ----------------   ----------------
        Written   Earned  Written   Earned  Written   Earned   Written   Earned
        ------- --------  ------- --------  ------- -------- --------- --------
Premiums:
Direct $276,113 $265,445 $247,392 $240,242 $140,625 $135,675  $122,190 $121,686
Assumed  21,817   19,327   22,990   19,276    9,630    9,465    11,153    9,717
Ceded   (19,728) (21,500) (26,027) (25,099) (10,350) (10,543)  (12,601) (12,454)
       -------- -------- -------- -------- -------- -------- --------- --------
Net    $278,202 $263,272 $244,355 $234,419 $139,905 $134,597  $120,742 $118,949
       ======== ======== ======== ======== ======== ======== ========= ========
% Assumed
 to Net    7.84%             9.41%             6.88%              9.24%
           ====              ====              ====               ====

                Incurred          Incurred          Incurred           Incurred
                --------          --------          --------           --------
Losses and loss
 adjustment
 expenses:
 Direct         $178,214          $163,275          $ 93,163           $ 76,918
 Assumed          19,368            20,096            10,282             15,934
 Ceded           (14,456)          (14,864)          ( 9,181)            (9,190)
                --------          --------          --------           --------
 Net            $183,126          $168,507          $ 94,264           $ 83,662
                ========         =========          ========           ========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  During 1995, the Company acquired Viking Insurance Company of Wisconsin ("Viking") in a business combination accounted for as a purchase. As part of the 1995 Viking acquisition, and based upon Viking's favorable loss development since the acquisition date, the Company estimates that is will pay Talegen Holdings, Inc. ("Seller") an additional purchase price in the maximum amount agreed to in the purchase agreement. This amount, which is approximately $4,333,000 plus interest at 6.28%, will be payable to the Seller as of December 31, 1998. The Company has accrued this amount and the related interest payable in the accompanying consolidated balance sheet.

  As discussed in the Company's report on Schedule 14D-9, filed with the Securities and Exchange Commission on May 22, 1996, as amended on June 1, 1996, June 7, 1996 and June 19, 1996, three separate complaints naming the Company and one or more of its directors, and Orion Capital Corporation ("Orion"), as defendants were filed on behalf of the Company's shareholders, alleging that the Orion tender offer was unfair and inadequate. On July 2, 1996, counsel for Orion and the Company signed a Memorandum of Understanding resulting in the settlement and dismissal of the three cases in June 1997, based on the revisions which the Purchasers had made in the terms of the Offer to Purchase. In the judgment of the Company's management, the costs incurred to defend and settle these complaints did not have a materially adverse effect on the results of the Company's operations. The settlement costs have been accrued in the Company's consolidated financial statements as of June 30, 1997.

  In addition to the three complaints described above, the Company is subject to litigation in the normal course of operating its insurance business. The Company is not engaged in any such litigation which it believes would have a material adverse impact on its financial condition or results of operations, taking into account the reserves established therefore and giving effect to insurance.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Six and Three Months Ended June 30, 1997

NOTE 6 - ACCOUNTING STANDARDS NOT YET ADOPTED

  In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

  Additionally, in June 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement is effective for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the First Six Months of 1997 Compared to the First Six
Months of 1996

  Guaranty National Corporation and its subsidiaries (the "Company") manage their property and casualty business in three operating units: personal lines, commercial lines and collateral protection insurance. Gross premiums written and GAAP combined ratios by operating unit for the six months ended June 30, 1997 and 1996, are summarized below:

                                               Six Months Ended
                                                   June 30,
                                              1997         1996
                                            --------     --------
                                           (Dollars in thousands)

Personal Lines:
 Gross premiums written                     $165,684     $127,244
 GAAP combined ratio                            95.6%        99.8%
Commercial Lines:
 Gross premiums written                     $ 88,112     $105,143
 GAAP combined ratio                           104.7%       103.4%
Collateral Protection:
 Gross premiums written                     $ 44,134     $ 37,995
 GAAP combined ratio                            97.5%        96.9%
Total:
 Gross premiums written                     $297,930     $270,382
 GAAP combined ratio                            98.4%       100.7%

  Personal lines gross premiums written increased 30% for the first six months of 1997, compared to the first six months of 1996. The premium volume growth in the private passenger line of business was due mainly to newly-enacted legislation in the state of California which requires all drivers to maintain liability insurance. This change in California law resulted in a significant increase in the personal lines one-month product business. The first six months gross premiums written in the state of California were $75.7 million compared to $39.4 million for the same period in 1996, representing 46% of total personal lines premiums for the six months ended June 30, 1997. In addition, 16 of the 27 other states in which personal lines markets had growth in premium production for the first six months of June 30, 1997. Although the extent and duration of the increase in California premium can not be predicted, the Company believes it will continue to record significant premium increases through the remainder of 1997. Usually with a legislative change similar to California there is a rapid escalation followed by a corresponding falloff in policies-in-force. However, the Company is not experiencing this trend in California. Presently, the Company is encountering above average retention rates on the new business written in California. In addition, any new business generally has a higher loss ratio than seasoned business due to higher frequency. Personal lines reserve estimates currently anticipate an increase in frequency from the new California business, but so far the higher frequency has not manifested itself.

  The personal lines loss ratio (incurred losses and loss adjustment expense) for the first six months of 1997 was 71.3%, compared to 74.4% for the first six months of 1996. The decrease in the loss ratio resulted from a 5.0 point decrease in the incurred loss component, partially offset by an increase in the loss adjustment expense component of 1.9 points. The lower incurred loss component is primarily due to lower claim frequency. The loss adjustment expense ratio increase was due mainly to this unit's continued emphasis on improving claim handling and on reducing insurance fraud, which resulted in higher legal expenses. During the second quarter of 1997, the Company opened a second claims office in California as a result of the growth in that state.

  The personal lines expense ratio was 24.3% for the first six months of 1997, compared to 25.4% for the first six months of 1996. The lower expense ratio is primarily due to the benefits of integrating the Viking and Guaranty National personal lines operations, spreading fixed costs over our increased premium volume, and a greater

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

concentration of one-month product business in the state of California, which has a lower overall agent commission rate.

  During the first six months of 1997, commercial lines gross premiums written decreased 16% when compared to the same period in the prior year. The decrease was primarily the a result of a 23% decrease in premiums in the commercial nonstandard division, partially offset by a 12% increase in the commercial standard division. The majority of the decrease is due to the Company's position in the commercial nonstandard division to maintain important underwriting standards in an increasingly soft market, which has resulted from increased competition from large standard carriers entering the nonstandard marketplace. The remaining decrease is from agent and program cancellations initiated in 1996. The commercial nonstandard division plans to replace a portion of this premium loss by appointing new agents, identifying new business opportunities and more closely monitoring the production of existing agents. The increase in gross premiums written for the commercial standard division is primarily the result of an overall increase in premium production for the first six months of 1997 in existing offices compared to the same period in 1996.

  The commercial lines loss ratio for the first six months of 1997 was 69.9%, compared to 70.9% for the same period last year. The loss incurred component decreased by 2.6 points and the loss adjustment expense component increased by 1.6 points. The improvement in the loss incurred component was principally caused by lower claim frequency and the result of underwriting actions mentioned above. The increase in the loss adjustment expense component is due to higher estimates of loss adjustment expenses on general liability claims, which is needed to cover high litigation costs on this line of business.

  The commercial lines expense ratio increased 2.3 points to 34.8% for the first six months of 1997 from 32.5% for the same period last year, due mainly to the decrease in net premiums written occurring faster than direct underwriting expenses, such as salaries and related benefits, were reduced.

  The collateral protection unit's gross premiums written increased 16% for the first six months of 1997, compared to the first six months of 1996. The premium volume growth is primarily due to continued increased writing in the mortgage fire program as well as the addition of a new mechanical breakdown program. Gross premiums written from the mortgage fire product for the first six months of 1997 were $6,114,000 as compared to gross premiums in the first six months of 1996 of $3,075,000. The mechanical breakdown program's gross premiums written for the first six months of 1997 were $3,708,000.

  The collateral protection unit's loss ratio was 61.9% and 63.5% for the first six months of 1997 and 1996, respectively. The loss incurred component decreased by 1.3 points and the loss adjustment expense component decreased by 0.3 points. This is primarily due to the mortgage fire program having a lower loss ratio compared to other business the unit writes. In addition, the loss incurred component for the first six months of 1996 was abnormally high due to the Northeast blanket vendor single interest and Puerto Rico business which experienced unfavorable results in early 1996. During 1996, the unit implemented underwriting and pricing adjustments and canceled problematic accounts. The unit's expense ratio increased 2.2 points for the first six months of 1997 compared to the first six months of 1996, primarily due to higher agency contingent commissions, which increased proportionately as a result of the improved loss ratio.

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

  The Company's insurance operating units in total showed
$2,074,000 of adverse development on 1996 and prior loss reserves, net of reinsurance, in the first six months of 1997, compared to $251,000 of favorable development in the first six months of 1996 on 1995 and prior loss reserves, net of reinsurance. This development equates to 0.7% and (0.2%) of net loss reserves at the end of the previous years 1996 and 1995, respectively. The commercial lines unit had adverse development of $1,206,000 due primarily to allocated loss adjustment expense costs emerging

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

higher than expected and more significantly an increase in reserves intended to reduce the possibility of adverse development in future years. The collateral protection unit had adverse development of $2,260,000 principally related to unexpectedly high paid losses on the Northeast blanket vendor single interest business written during 1996. The personal lines unit had favorable development of $1,392,000, which is mainly attributable to lower estimates of future claim payments on prior accident year losses.

  During the first six months of 1997, the Company's known exposure to environmental losses remained consistent with the activity reported as of December 31, 1996. Considering the minimal claim activity to date and the nature of the business written, primarily automobile coverage, the Company continues to believe that a material exposure to environmental losses does not exist. For the six month period ended June 30, 1997, the Company's catastrophe losses amounted to approximately
$425,000, or three cents per share, net of tax and reinsurance recoveries. This compares to catastrophe losses of $1,040,000, or seven cents per share, net of tax and reinsurance recoveries, during the six month period ended June 30, 1996. Company management believes that its exposure to such catastrophic losses is limited due to the spread of geographic coverage and the prudent level of reinsurance retention in the event of a single loss.

  Overall, the Company reported net earnings for the first six months of 1997 of $19,460,000, or $1.29 per share, compared to net earnings for the first six months of 1996 of $11,012,000, or $0.74 per share. Net earnings increased 77% primarily as a result of the lower loss ratio and the growth of the personal lines unit, as discussed above.

  Pretax net investment income increased $3,089,000 in the first six months of 1997, compared to 1996, while after-tax net investment income increased to $16,254,000 from $14,405,000 for the same period. These increases are due mainly to continuing positive cash flow and increased earnings from limited partnership equity interests.

  The investment yield, on an after-tax basis, for the first six months of 1997 remained constant at approximately five percent. After-tax realized investment gains in the first six months of 1997 and 1996 were $3,221,000 and $2,333,000, respectively. The after-tax realized investment gain for the first six months of 1997 and 1996 include the effects of a $104,000 and $282,000, respectively, after-tax, permanent investment impairment recorded by the Company. The increase in after-tax realized investment gains was attributable primarily to sales from the Company's equity portfolio. During the first six months of 1997, the strong equity market has enabled the Company to take the realized gains without reducing its total investments in equities. The Company's overall investment portfolio continues to be invested primarily in fixed maturities and short-term investments, which represented 83% and 85% of the portfolio as of June 30, 1997 and December 31, 1996, respectively.

  Securities are classified as available for sale and recorded at fair value, unless they meet the Company's criteria for classification as held to maturity. Such criteria include investment grade bonds with stated maturities of less than ten years. The unrealized investment gains on fixed maturities available for sale and on equity securities as of June 30, 1997, were $8,688,000 and $25,120,000, respectively. This compares to unrealized investment gains on fixed maturities available for sale and on equity securities as of December 31, 1996 of $7,875,000 and $18,444,000, respectively. The increase in unrealized gains on the fixed portfolio was due mostly to the rise in our high yield securities which we have strategically, but conservatively positioned in our fixed portfolio to take advantage of higher yields. The market value of the Company's fixed maturity investments generally varies inversely with changes in the general level of interest rates. The market value of federal agency and other mortgage pool securities of $47,555,000 as of June 30, 1997, is subject to additional market value volatility due to the impact of changes in prepayment rates on the mortgages which underlie such securities.

  The Company's holdings in noninvestment grade bonds as of June 30, 1997 and December 31, 1996 were approximately eight percent of total invested assets. Total investments held by the Company include highly rated fixed maturities (rated AAA or AA) of 46% at June 30, 1997, and 50% at December 31, 1996. The Company continues to maintain a low level of real estate related investments, consisting primarily of federal agency mortgage pools.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

Results for the Quarters Ended June 30, 1997 and June 30, 1996

  Gross premiums written and GAAP combined ratios by operating unit, for the quarters ended June 30, 1997 and 1996, are summarized below:

                                              Three Months Ended
                                                   June 30,
                                              1997         1996
                                            --------     --------
                                            (Dollars in thousands)
Personal Lines:
 Gross premiums written                     $ 82,963     $ 61,962
 GAAP combined ratio                            94.7%        98.8%
Commercial Lines:
 Gross premiums written                     $ 45,814     $ 53,179
 GAAP combined ratio                           104.6%       102.4%
Collateral Protection:
 Gross premiums written                     $ 21,478     $ 18,202
 GAAP combined ratio                            97.7%        96.3%
Total:
 Gross premiums written                     $150,255     $133,343
 GAAP combined ratio                            97.8%        99.6%

  Personal lines gross premiums written increased 34% for the second quarter of 1997, compared to the second quarter of 1996. The increase in gross premiums written was due principally to premium generated from the state of California, an increase of 86%, as discussed above, as well as from the states of Colorado and Oregon, an increase of 45% and 30%, respectively. The 4.1 point decrease in the GAAP combined ratio was caused by the improved loss and expense ratios, which were impacted by the growth in premium production, and the operating efficiencies of the recently combined personal lines operations, as discussed above.

  The commercial lines gross premiums written decreased 14% for the second quarter of 1997, compared to the second quarter of 1996. The decrease was primarily as a result of a 20% decrease in premiums in the commercial nonstandard division, partially offset by a nine percent increase in the commercial standard division. The commercial lines GAAP combined ratio increased 2.2 points for the second quarter of 1997, compared to the second quarter of 1996, and was primarily caused by an increase in the expense ratio resulting from the lower level of premium production.

  The collateral protection unit's gross premiums written increased 18% for the second quarter of 1997, compared to the second quarter of 1996, due to its mortgage fire and new mechanical breakdown programs. The mortgage fire program's gross written premiums increased 185% for the second quarter of 1997, compared to the same period in 1996, while the mechanical breakdown program's gross premiums written for the second quarter of 1997 were $2,514,000. The unit's GAAP combined ratio increased 1.4 points for the three month period ended June 30, 1997, compared to the same period in the prior year. The increase in the GAAP combined ratio resulted from a 8.3 points increase in the loss ratio, which was offset proportionately by a
6.9 points decrease in the expense ratio. The higher loss ratio and lower expense ratio for the second quarter of 1997 is primarily due to adverse development related to the Northeast blanket vendor single interest program, which is partially offset by lower agency contingent commissions.

Liquidity and Capital Resources

  Positive cash flow from operations of $18,834,000 was generated for the first six months of 1997 compared to $18,186,000 for the first six months of 1996. The operating cash flow remained relatively constant and was primarily the result of a combination of higher premiums, mainly from the personal lines unit, and net investment income collected. This was offset mainly by the commercial lines loss and loss adjustment expense payments not declining in proportion to the decline in commercial premium and higher acquisition expenses related to premium production.
In addition, 1997 cash flow from operations was adversely impacted by the higher level of

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

federal incomes taxes paid in the first six months of 1997 as compared to the same period in 1996. An overpayment in 1995 reduced taxes paid in 1996 to nearly zero.

  Net cash used in investing activities was $11,588,000 for the first six months of 1997, compared to $4,264,000 for the first six months of 1996. The increase in funds used in investing activities in 1997 was related primarily to increases in fixed maturities, equity securities and long term investments. These increased investment acquisitions were partially offset by cash proceeds received from maturities of short term investments, as well as sales of equity and fixed maturity securities.

  Cash used in financing activities was $3,130,000 and $4,625,000 for the first six months of 1997 and 1996, respectively. During the first six months of 1997, the Company made $375,000 in principal payments on its 6.5% term loan compared to $938,000 in the same period last year. As of June 30, 1997, the Company had $10,000,000 of funds available under its reducing, revolving credit facility. For the first six months of 1997 the Company received proceeds of $995,000 from the exercise of stock options as compared to $54,000 for the same period in 1996. The Company declared and paid a regular quarterly dividend of $.125 a share in the first two quarters of 1997 and 1996.

  The Company's level of short-term investments was 14.2% of total invested assets at both June 30, 1997 and December 31, 1996. Overall, the Company maintains sufficient liquidity in its investment portfolio through its short-term investment holdings to meet operating cash payment requirements.

  In the second quarter of 1997, Fred T. Roberts, Senior Vice
President and President of the Commercial Lines Unit since
November 1995, announced his pending retirement at the end of 1997.

Forward Looking Statements

  Some of the statements made in the Form 10-Q Report, as well as statements made by the Company in periodic press releases, total statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance of achievements expressed or implied by the forward-looking statements. Such factors include, among the other things (i) general economic and business conditions (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) severe adverse weather conditions; (vii) the cost of automobile repair; (viii) the number of new and renewal policy application submitted by the Company's agents; (ix) changes in the renewal rate on policies written in the state of California; and (x) other factors over which the Company has little or no control.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

  The Company is routinely engaged in litigation incidental to its business. In June 1997, the three outstanding lawsuits related to the Orion Tender Offer were settled and dismissed.
In the judgment of the Company's management, the costs incurred to defend and settle these complaints did not have a materially adverse effect on the results of the Company's operations. The settlement costs have been accrued in the Company's consolidated financial statements. See Note 17 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996, for further discussion of these costs. In the judgment of the Company's management, at June 30, 1997, the Company is not engaged in any such litigation which it believes would have a material adverse impact on its financial condition or results of operation, taking into account the reserves established therefore and giving effect to insurance.

ITEM 2.   CHANGES IN SECURITIES

  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Shareholders held on May 13, 1997, 14,975,497 shares of Guaranty National Corporation's ("Guaranty") Common Stock were outstanding and entitled to vote (the "Outstanding Common Stock"), and a quorum of 13,345,703 shares of the Outstanding Common Stock or 89.1% were represented at the meeting in person or by proxy. At that meeting, the following nominees were elected as the Board of Directors of Guaranty:

                               Number of Shares    Number of Shares
                                  Voted For            Withheld
                               ----------------    ----------------

  W. Marston Becker               13,334,902            10,801
  Alan R. Gruber (see below)      13,334,052            11,651
  Vincent T. Papa                 13,334,231            11,472
  Robert B. Sanborn               13,334,902            10,801
  William J. Shepherd             13,334,802            10,901
  Roger B. Ware                   13,334,902            10,801
  Richard R. Thomas               13,334,902            10,801
  Dennis J. Lacey                 13,335,975             9,728
  M. Ann Padilla                  13,334,581            11,122
  Tucker Hart Adams               13,333,731            11,972
  James R. Pouliot                13,334,902            10,801

  Consequently, all directors received the affirmative vote of at least 13,333,731 shares, or 89.0%, of the Outstanding Common Stock (99.9% of the shares voted at the meeting). The appointment of Deloitte & Touche LLP as the auditors of Guaranty for 1997 was ratified by the affirmative vote of 12,460,621 shares, or 83.2%, of the Outstanding Common Stock (93.4% of the shares voted at the meeting), with 830,315 shares voting against the proposal and 2,440 shares abstaining. The Guaranty National Corporation Equity Incentive Plan was ratified by the affirmative vote of 13,337,603 shares or 89.1%, of the Outstanding Common Stock (99.9% of the shares voted at the meeting), with 8,100 shares voting against the proposal and no shares abstaining. There were no "broker non-votes" on either of the three proposals.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES



  Alan R. Gruber passed away in April 1997, shortly before the Annual Meeting of Stockholders. The Company has no present plans to fill the resulting vacancy on the Board.

ITEM 5.     OTHER INFORMATION

  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)     Exhibits
          10.2 Property First Catastrophe Excess of Loss
          Contract, effective January 1, 1997, issued to
          Guaranty National Insurance Company, Colorado Casualty
          Insurance Company, Peak Property and Casualty
          Insurance Corporation, Guaranty National Insurance
          Company of California, Landmark American Insurance
          Company, Viking Insurance Company of Wisconsin,
          Viking County Mutual Insurance Company by
          Towers Perrin Reinsurance.

          10.3 Property Second Catastrophe Excess of Loss Contract, effective January 1, 1997, issued to
          Guaranty National Insurance Company, Colorado Casualty Insurance Company, Peak Property and Casualty Insurance Corporation, Guaranty National Insurance Company of California, Landmark American Insurance Company, Viking Insurance Company of Wisconsin, Viking County Mutual Insurance Company by Towers Perrin Reinsurance.

          (b)     Reports on Form 8-K
          No reports on Form 8-K have been filed by the Registrant during the quarter.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Guaranty NationalCorporation



                                   By: s/James R.Pouliot
                                       James R. Pouliot,President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                   By: s/Michael L.Pautler
                                       Michael L. Pautler, Senior Vice
                                       President-Finance and Treasurer
                                       (Principal Financial Officer)



                                   By:  s/Shelly J. Hengsteler
                                        Shelly J. Hengsteler
                                        Controller and Assistant Treasurer
                                        (Principal Accounting Officer)

DATE:  August 4, 1997