Form 10-Q
period 1997-09-30
GUARANTY NATIONAL CORP
filed 1997-11-03
CIK 44358

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter ended September 30, 1997

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


     As of November 3, 1997 there were 15,062,933 shares of Registrant's $1.00 par value common stock issued and outstanding exclusive of shares held by Registrant.

                  GUARANTY NATIONAL CORPORATION
                         Form 10-Q Index
             For the Quarter Ended September 30, 1997



                                                         Page
                                                        Number
PART 1.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets at
          September 30, 1997 and December 31, 1996          3

          Consolidated Statements of Earnings
          for the nine months and three months
          ended September 30, 1997 and 1996                 4

          Consolidated Statements of Cash Flows
          for the nine months ended
          September 30, 1997 and 1996                       5

          Notes to Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    10

PART 2.   OTHER INFORMATION                                16

SIGNATURES                                                 17

PART I - FINANCIAL INFORMATION
GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

ASSETS

                                               September 30,  December 31,
                                                   1997           1996
                                               -------------  ------------
                                                (Unaudited)
Investments:
   Fixed maturities held to maturity, at cost   $   74,262      $ 80,271
   Fixed maturities available for sale,
    at market                                      426,259       390,290
                                                ----------      --------
                                                   500,521       470,561
   Common stocks, at market                         77,178        59,415
   Non-redeemable preferred stocks, at market       46,372        28,687
   Other long-term investments                      16,894        13,585
   Short-term investments                          103,097        94,993
                                                ----------      --------
    Total investments                              744,062       667,241
Cash                                                 2,849         3,988
Accrued investment income                            7,658         7,971
Accounts receivable,
 (less allowance of $171 - 1997 and 1996)           58,384        45,557
Reinsurance recoverables and prepaids,
 (less allowance of $200 - 1997 and 1996)           92,565        90,781
Property and equipment, (less accumulated
 depreciation of $16,209 - 1997; $13,508 - 1996)    28,753        29,833
Deferred policy acquisition costs                   48,538        44,456
Goodwill, (less accumulated amortization of
 $7,262  - 1997; $6,423 - 1996)                     33,800        34,639
Other assets                                         2,806         4,626
                                                ----------      --------
     Total assets                               $1,019,415      $929,092
                                                ==========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses                                $  300,043      $303,266
   Unpaid loss adjustment expenses                  76,169        65,142
   Unearned premiums                               172,771       154,242
   Notes payable                                   101,125       101,688
   Reinsurance payables and deposits                11,506         7,268
   Deferred income taxes                            10,986           803
   Other liabilities                                68,165        58,644
                                                ----------      --------
     Total liabilities                             740,765       691,053
                                                ----------      --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.10 par value;
    authorized, 6,000,000 shares;
    none issued and outstanding
   Common stock, $1 par value;
    authorized, 30,000,000 shares;
    issued 15,054,433 shares - 1997
    and 14,975,497 shares - 1996                    15,054        14,975
   Capital in excess of par                        122,632       121,272
   Retained earnings                               109,075        84,685
   Net unrealized investment gains                  31,889        17,107
                                                ----------      --------
    Total shareholders' equity                     278,650       238,039
                                                ----------      --------
    Total liabilities and shareholders' equity  $1,019,415      $929,092
                                                ==========      ========
See notes to consolidated financial statements.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)


                                     Nine Months Ended  Three Months Ended
                                       September 30,       September 30,
                                      1997      1996      1997       1996
                                    --------  --------  --------  --------
                                        (Unaudited)         (Unaudited)

Revenue:
  Premiums earned                   $403,354  $356,740  $140,082  $122,321
  Net investment income               31,698    28,418    10,090     9,899
  Realized investment gains            8,376     5,494     3,421     1,905
                                    --------  --------  --------  --------
                                     443,428   390,652   153,593   134,125
                                    --------  --------  --------  --------

Expenses:
  Losses and loss adjustment
    expenses incurred                280,916   253,370    97,790    84,863
  Policy acquisition costs           105,871    96,765    36,535    36,205
  General and administrative           9,230     7,477     2,703       552
  Interest                             4,960     5,123     1,653     1,720
  Other                                1,046     1,166       357       383
  Nonrecurring tender offer charge               2,163
                                    --------  --------  --------  --------
                                     402,023   366,064   139,038   123,723
                                    --------  --------  --------  --------

Earnings before income taxes          41,405    24,588    14,555    10,402
Income taxes                          11,385     6,055     3,995     2,881
                                    --------  --------  --------  --------
Net earnings                        $ 30,020  $ 18,533  $ 10,560  $  7,521
                                    ========  ========  ========  ========
Earnings per common share           $   1.98  $   1.24  $   0.69  $   0.50
                                    ========  ========  ========  ========
Dividends per common share          $  0.375  $  0.375  $  0.125  $  0.125
                                    ========  ========  ========  ========

See notes to consolidated financial statements.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                     Nine Months Ended
                                                       September 30,
                                                     1997        1996
                                                   --------    --------
                                                       (Unaudited)
Operating Activities:
  Premiums collected                               $413,082    $372,512
  Net investment income collected                    28,596      28,000
  Losses and loss adjustment expenses paid         (274,068)   (252,435)
  Policy acquisition costs and general and
    administrative expenses paid                   (112,512)   (109,456)
  Interest paid                                      (4,908)     (5,036)
  Federal income taxes paid                         (10,547)        ( 7)
  Nonrecurring tender offer charge                               (1,199)
  Other receipts                                        412       3,681
                                                   --------    --------
    Net cash provided by operating activities        40,055      36,060
                                                   --------    --------

Investing Activities:
  Maturities of fixed maturities
   held to maturity                                   4,131       7,635
  Maturities of fixed maturities
   available for sale                                52,776      36,403
  Sales of fixed maturities
   available for sale                                55,148      40,284
  Sales of equity securities                         33,419      29,758
  Sales of property and equipment                       256         290
  Redemption of mortgage loans                                      681
  Net change in short-term investments               (8,048)    (35,336)
  Purchases of fixed maturities
   held to maturity                                            ( 20,780)
  Purchases of fixed maturities
   available for sale                              (126,724)    (58,826)
  Purchases of equity securities                    (43,575)    (23,852)
  Net change in other long-term investments          (1,127)       (668)
  Purchases of property and equipment                (2,557)     (2,926)
                                                   --------    --------
    Net cash used in investing activities           (36,301)    (27,337)
                                                   --------    --------

Financing Activities:
  Repayment of notes payable                           (563)     (1,125)
  Dividends paid                                     (5,630)     (5,613)
  Proceeds from exercise of stock options             1,300          54
                                                   --------    --------
    Net cash used in financing activities            (4,893)     (6,684)
                                                   --------    --------
Net (Decrease) Increase in Cash                      (1,139)      2,039
Cash, Beginning of Period                             3,988       6,794
                                                   --------    --------
Cash, End of Period                                $  2,849    $  8,833
                                                   ========    ========

See notes to consolidated financial statements.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Nine and Three Months Ended September 30, 1997

NOTE 1 - GENERAL

  The accompanying unaudited consolidated financial statements of Guaranty National Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to interim reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996, for the more complete explanations therein.

  Certain reclassifications have been made to the 1996 financial statements to conform with presentations used in 1997.

NOTE 2 - EARNINGS PER SHARE

  Earnings per common share has been computed using the weighted average number of shares and equivalent shares outstanding of 15,129,510 and 14,970,580 for the nine months ended September 30, 1997 and 1996, and 15,248,913 and 14,977,140 for the three months ended September 30, 1997 and 1996, respectively. The common stock equivalents are stock options which result in a dilutive effect from assumed exercise of the options.

  During the first quarter of 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued. This SFAS is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The SFAS replaces primary earnings per share with basic earnings per share (computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator during the period)). Adoption of SFAS No. 128 would have had no material effect on earnings per share for September 30, 1997 and 1996.

NOTE 3 - INVESTMENTS

  At September 30, 1997 and December 31, 1996, the estimated aggregate fair value of fixed maturities held to maturity was $75,814,000 and $81,430,000, respectively, the cost of fixed maturities available for sale was $410,308,000 and $382,415,000, respectively, and the cost of equity securities was $90,441,000 and $69,658,000, respectively. At September 30, 1997 and December 31, 1996, the Company had investments in non-investment grade securities with a cost of $58,714,000 and $55,205,000, which are carried at fair values of $61,483,000 and $56,477,000, respectively.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Nine and Three Months Ended September 30, 1997

  Realized investment gains (losses), which include gains (losses) on calls and maturities of fixed maturities, for the nine and three months ended September 30, 1997 and 1996, and write downs for other-than-temporary investment impairments of approximately $160,000 for the nine months ended September 30, 1997, and approximately $434,000 for the nine months ended September 30, 1996, are as follows (in thousands):

                           Nine Months Ended      Three Months Ended
                           September 30, 1997     September 30, 1997
                           ------------------     ------------------
Fixed maturities
 available for sale:
 Gains                           $1,675                 $  621
 Losses                            (740)                  (128)
                                 ------                 ------
                                    935                    493
                                 ------                 ------

Equity securities:
 Gains                            9,044                  3,350
 Losses                          (1,603)                  (422)
                                 ------                 ------
                                  7,441                  2,928
                                 ------                 ------
 Total                           $8,376                 $3,421
                                 ======                 ======


                           Nine Months Ended      Three Months Ended
                           September 30, 1996     September 30, 1996
                           ------------------     ------------------
Fixed maturities
 available for sale:
 Gains                           $1,485                 $  537
 Losses                            (788)                  (585)
                                 ------                 ------
                                    697                    (48)
                                 ------                 ------

Equity securities:
 Gains                            6,415                  2,367
 Losses                          (1,618)                  (414)
                                 ------                 ------
                                  4,797                  1,953
                                 ------                 ------
 Total                           $5,494                 $1,905
                                 ======                 ======

NOTE 4 - REINSURANCE

  In the ordinary course of business, the Company reinsures certain risks, generally on an excess of loss basis with other insurance companies. The primary reinsurance contract for 1997 is with General Reinsurance Corporation ("GRC"), and serves to limit the Company's maximum loss per occurrence on casualty losses to $400,000, $300,000 on property losses and $600,000 for catastrophe losses. Reinsurance does not discharge the primary liability of the original insurer. Amounts recoverable from reinsurers are recognized and estimated in a manner consistent with the claim liabilities arising from the reinsured policies and incurred but not reported losses.

  The GRC contract will terminate December 31, 1997. The Company has made a decision to replace GRC with American Re-Insurance Company. The new agreement, which is subject to annual renegotiation of terms, will give the Company more coverage at a lower cost than the current treaty, though the Company will be increasing certain retentions on both the individual and catastrophe losses.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Nine and Three Months Ended September 30, 1997

  Premiums, losses, and loss adjustment expenses, including the effect of reinsurance, are comprised of (in thousands):

            Nine Months Ended September 30,   Three Months Ended September 30,
                  1997           1996           1997               1996
        ----------------  ----------------  ----------------  ----------------
        Written   Earned  Written   Earned  Written   Earned  Written   Earned
        -------   ------  -------   ------  -------   ------  -------   ------
Premiums:
Direct $421,690 $405,765 $373,079 $365,259 $145,577 $140,320 $125,687 $125,017
Assumed  31,981   29,129   32,905   27,546   10,164    9,802    9,915    8,270
Ceded   (29,938) (31,540) (37,325) (36,065) (10,210) (10,040) (11,298) (10,966)
       -------- -------- -------- -------- -------- -------- -------- --------
Net    $423,733 $403,354 $368,659 $356,740 $145,531 $140,082 $124,304 $122,321
       ======== ======== ======== ======== ======== ======== ======== ========
% Assumed
to Net     7.55%             8.93%             6.98%             7.98%
       ========          ========           =======          ========

                Incurred          Incurred          Incurred          Incurred
                --------          --------          --------          --------
Losses and loss
 adjustment
 expenses:
 Direct         $288,374          $257,403          $110,160          $ 94,128
 Assumed          19,282            19,466               (86)             (630)
 Ceded           (26,740)          (23,499)          (12,284)           (8,635)
                --------          --------          --------          --------
 Net            $280,916          $253,370          $ 97,790          $ 84,863
                ========          ========          ========          ========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  On September 18, 1997, Orion Capital Corporation ("Orion") commenced a tender offer (the "Offer") to purchase the approximately 2,900,000 outstanding shares of the Company's common stock not now owned by Orion and its affiliates. The Offer contemplated a price of $34.00 per share, consisting of $27.20 in cash and the balance in Orion common stock. At the time the Offer was made, Orion owned
80.6 percent of the Company's outstanding common stock.  On
October 31, 1997, Orion Capital Corporation and the
Company's Boards of Directors approved an agreement providing for the merger of the Company into a wholly-owned subsidiary of Orion. Under the agreement, the merger will take place following the completion of the Offer for $36 per share in cash. The Company's Board approved this transaction following a recommendation by a committee consisting of its independent directors. It is currently expected that the Offer will expire during the first week of December 1997, unless extended.
The registration statement Orion filed with the U. S. Securities and Exchange Commission on September 22, 1997, with respect to an exchange offer to acquire the Company's outstanding shares for $34 per share in cash and Orion common stock will be withdrawn as a result of this agreement.

  Additionally, on September 18, 1997, a complaint naming Orion, the Company and the Company's Directors, as defendants, was filed on behalf of the Company's shareholders in connection with the Offer. The Company expects to respond to this complaint promptly after the Offer commences.

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

GUARANTY NATIONAL CORPORATION AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Nine and Three Months Ended September 30, 1997

  In addition to the complaint described above, the Company is subject to litigation in the normal course of operating its insurance business. The Company is not engaged in any such litigation which it believes would have a material adverse impact on its financial condition or results of operations, taking into account the reserves established therefore and giving effect to insurance.

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

NOTE 7 - SUBSEQUENT EVENTS

  On October 20, 1997, the Company announced plans to purchase Unisun Insurance Company ("Unisun") from Michigan Mutual Insurance Company for $26 million. Unisun, which is primarily a personal lines company, is headquartered in Charleston, South Carolina. Unisun also writes commercial multi-lines, home owners protection and flood insurance under the U. S. Government insured Write Your Own program. The Company expects the transaction to be completed by year-end following appropriate approvals by regulatory authorities.

  On October 31, 1997, the Company sold its office building in Madison, Wisconsin for approximately $4,400,000 and will temporarily lease back about 35,000 square feet. This leaseback will expire on April 30, 1998, with three 30-day extensions available, if needed. During 1998, management intends to relocate to leased space in a building currently under construction for five years at a rental of approximately $500,000 annually.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results for the First Nine Months of 1997 Compared to the First
Nine Months of 1996

  Guaranty National Corporation and its subsidiaries (the "Company") manage their property and casualty business in three operating units: personal lines, commercial lines and collateral protection insurance. Gross premiums written and GAAP combined ratios by operating unit, for the nine months ended September 30, 1997 and 1996 are summarized below:

                                          Nine Months Ended
                                            September 30,
                                          1997         1996
                                        --------     --------
                                       (Dollars in thousands)
Personal Lines:
  Gross premiums written                $250,377     $192,629
  GAAP combined ratio                       95.1%        98.5%
Commercial Lines:
  Gross premiums written                $134,917     $156,254
  GAAP combined ratio                      105.0%       104.2%
Collateral Protection:
  Gross premiums written                $ 68,377     $ 57,101
  GAAP combined ratio                       98.0%        97.0%
Total:
  Gross premiums written                $453,671     $405,984
  GAAP combined ratio                       98.2%       100.2%


  The personal lines gross premiums written increased 30% for the first nine months of 1997 compared to the first nine months of 1996. The premium volume growth in the private passenger line of business was due mainly to newly-enacted legislation in the state of California which requires all drivers to maintain liability insurance. This change in California law resulted in a significant increase in the personal lines one-month product business. The first nine months gross premiums written in the state of California were $116.0 million compared to $63.0 million for the same period in 1996, representing 46% of total personal lines premiums for the nine months ended September 30, 1997. In addition, 17 of the 27 other states in which personal lines markets had growth in premium production for the first nine months of 1997. Although the extent and duration of the increase in California premium can not be predicted, the Company believes it will continue to record significant premium increases through the remainder of 1997. Usually with a legislative change similar to California there is a rapid escalation followed by a corresponding falloff in policies-in-force. However, the Company is not experiencing this trend in California, but instead is encountering above average retention rates on the new business. In addition, any new business generally has a higher loss ratio than seasoned business due to higher frequency of claims. Accordingly, personal lines reserve estimates currently anticipate an increase in frequency from the new California business, but so far the higher frequency has not manifested itself.

  The personal lines unit loss ratio (incurred losses and loss adjustment expense) for the first nine months of 1997 was 70.9% compared to 72.8% for the first nine months of 1996. The incurred loss component decreased 3.2 points and the loss adjustment expense component increased 1.3 points from the prior year. The lower incurred loss component resulted primarily from lower claim frequency, as well as incurred but not reported losses being lower than expected. The increase in the loss adjustment expense component is due to this unit's continued emphasis on improving claim handling and on reducing insurance fraud, which resulted in higher legal expenses.

  The personal lines expense ratio was 24.2% for the first nine months of 1997 compared to 25.7% for the first nine months of 1996. The lower expense ratio is primarily due to the benefits of integrating the Viking and Guaranty National personal lines operations, spreading fixed costs over our increased premium volume, and a greater concentration of one-month product business in the state of California, which has a lower overall agent commission rate.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

 For the first nine months of 1997, commercial lines gross premiums written decreased 14%, compared to the first nine months of 1996. The decrease was primarily the result of a 20% decrease in premiums in the commercial nonstandard division, partially offset by an 11% increase in the commercial standard division. The majority of the decrease is due to the commercial nonstandard division's maintenance of important underwriting standards in an increasingly soft market, which has resulted from increased competition from large standard carriers entering the nonstandard marketplace. The remaining decrease is from agent and program cancellations initiated in 1996. The commercial nonstandard division plans to replace a portion of this premium loss by appointing new agents, identifying new business opportunities and more closely monitoring the production of existing agents. The increase in gross premiums written for the commercial standard division is primarily the result of an overall increase in premium production for the first nine months of 1997 in existing offices compared to the same period in 1996.

  The commercial lines loss ratio for the first nine months of 1997 was 70.0% compared to 71.4% for the same period last year. The incurred loss component decreased by 2.2 points, while the loss adjustment expense component increased by 0.8 points. The improvement in the incurred loss component was principally caused by lower claim frequency and the underwriting actions mentioned above. The increase in the loss adjustment expenses component is due to higher estimates of loss adjustment expenses on general liability claims, which are needed to cover high litigation costs on this line of business.

  The commercial lines expense ratio increased to 35.0% for the first nine months of 1997, compared to 32.8% for the first nine months of 1996, due mainly to a decrease in net premiums written occurring faster than direct underwriting expenses, such as salaries and related benefits, were reduced. This also reflects the Company's investment in agency interface and product management.

  The collateral protection unit's gross premiums written increased 20% for the first nine months of 1997 compared to the first nine months of 1996. The premium volume growth is primarily due to continued increased writing in the mortgage fire program as well as the addition of a new mechanical breakdown program. Gross premiums written from the mortgage fire product for the first nine months of 1997 were $9,995,000 as compared to gross premiums in the first nine months of 1996 of $4,251,000. The mechanical breakdown program's gross premiums written for the first nine months of 1997 were $6,219,000.

  The collateral protection unit's loss ratio increased 1.4 points to 63.8% for the first nine months of 1997 compared to the first nine months of 1996. The incurred loss component increased by 1.6 points, while the loss adjustment expense component decreased by 0.2 points. This is primarily due to adverse development related to the Northeast blanket vendor single interest business written during 1996, offset by the mortgage fire program having a lower loss ratio compared to other business the unit writes.

  The unit's expense ratio decreased to 34.2% for the first nine months of 1997 compared to 34.6% for the first nine months of 1996. The improved expense ratio primarily relates to lower agency contingent commissions, which have been proportionately reduced by the increased loss ratio, discussed above. In addition, during the third quarter mechanical breakdown had a one-time charge for settlement of a lawsuit and related legal fees.

  The Company operates under a reinsurance contract that provides both excess of loss and property catastrophe coverage up to $6,000,000 per occurrence for all major lines of business. This primary reinsurance contract for 1997 is with General Reinsurance Corporation ("GRC"), and serves to limit the Company's maximum loss per occurrence on casualty losses to $400,000, $300,000 on property losses and $600,000 for catastrophe losses. The Company also has an additional layer of catastrophe coverage up to 95% of $14,000,000 per loss occurrence, for total catastrophe protection of $20,000,000. The Company continues to utilize facultative reinsurance for certain risks, primarily umbrella and property coverages.

  The GRC contract will terminate December 31, 1997. The Company has made a decision to replace GRC with American Re-Insurance Company. The new agreement, which is subject to annual renegotiation of terms, will give the Company more coverage at a lower cost than the current treaty, though the Company will be increasing certain retentions on both the individual and catastrophe losses. On a comparable basis, the Company estimates that the savings will be approximately 25%, or 30 cents per share, net of tax, from the reinsurance treaty charge incurred in 1997.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

  The Company's insurance operating units in total showed $2,810,000 of adverse development on 1996 and prior loss reserves, net of reinsurance, in the first nine months of 1997. This compares to $789,000 of adverse development in the first nine months of 1996 on 1995 and prior loss reserves, net of reinsurance. The development equates to 1.0% and 0.3% of net loss reserves at December 31, 1996 and 1995, respectively. The commercial lines unit had adverse development of $2,597,000 due primarily to allocated loss adjustment expense costs emerging higher than expected and more significantly a strengthening of reserves intended to reduce future adverse development. The collateral protection unit had adverse development of $2,525,000 principally related to unexpectedly high paid losses on the Northeast blanket vendor single interest business written during 1996. The personal lines unit had favorable development of $2,312,000, which is mainly attributable to lower estimates of future claim payments on prior accident year losses.

  During the first nine months of 1997, the Company's known exposure to environmental losses remained consistent with the activity reported as of December 31, 1996. Considering the minimal claim activity to date and the nature of the business written, primarily automobile coverage, the Company continues to believe that it does not have a material exposure to environmental losses. For the nine month period ended
September 30, 1997, the Company's catastrophe losses amounted to approximately $851,000, or six cents per share, net of tax and reinsurance recoveries. This compares to catastrophe losses of $1,286,000, or nine cents per share, net of tax and reinsurance recoveries, during the nine month period ended September 30, 1996. Company management believes that its exposure to such catastrophic losses is limited due to the spread of geographic coverage and the prudent level of reinsurance retention in the event of a single loss.

  On September 18, 1997, Orion Capital Corporation ("Orion") commenced a tender offer (the "Offer") to purchase the approximately 2,900,000 outstanding shares of the Company's common stock not now owned by Orion and its affiliates. The
Offer contemplated a price of $34.00 per share, consisting $27.20 in cash and the balance in Orion common stock. On October 31, 1997, Orion Capital Corporation and the Company's Boards of Directors approved an agreement providing for the merger of the Company into a wholly-owned subsidiary of Orion, following the completion of the Offer, which has been increased to $36 per share in cash. The Company's Board approved this transaction following a recommendation by a committee consisting of its independent directors. It is currently expected that the Offer will expire during the first week of December 1997, unless extended. The registration statement Orion filed with the U. S. Securities and Exchange Commission on September 22, 1997, with respect to an exchange offer to acquire the Company's outstanding shares for $34 per share in cash and Orion common stock will be withdrawn as a result of this agreement.

  On September 18, 1997, a complaint naming Orion, the Company and the Company's Directors, as defendants, was filed on behalf of the Company's shareholders in connection with the Offer. See
Note 5 to the Consolidated Financial Statements for more discussion related to this complaint.

  Overall, the Company's net earnings increased $11,487,000, to $30,020,000 during the first nine months of 1997 when compared to the first nine months of 1996. Net earnings per common share were $1.98 as of September 30, 1997, versus $1.24 per common share as of September 30, 1996. Net earnings increased 62% primarily as a result of the lower loss ratio and the growth of the personal lines unit, as discussed above.

  Pretax net investment income increased $3,280,000 in the first nine months of 1997 compared to 1996, while after-tax net investment income increased to $23,950,000 from $22,006,000 for the same periods. These increases are due mainly to continuing positive cash flow and increased earnings from limited partnership equity interests.

  The investment yield, on an after-tax basis, for the first nine months of 1997 remained constant at approximately five percent. After-tax realized investment gains in the first nine months of 1997 and 1996 were $5,444,000 and $3,571,000, respectively. The after-tax realized investment gains for the first nine months of 1997 and 1996 include the effects of a $104,000 and $282,000, respectively, after-tax, permanent investment impairment recorded by the Company. The increase in after-tax realized investment gains was attributable primarily to sales from the Company's equity portfolio. During the first nine months of 1997, the strong equity market has enabled the Company to take the realized gains without reducing its total investments in equities. The Company's overall investment portfolio continues to be invested primarily in fixed maturities and short-term investments, which represented 81% and 85% of the portfolio as of September 30, 1997 and December 31, 1996, respectively.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

  Securities are classified as available for sale and recorded at fair value, unless they meet the Company's criteria for classification as held to maturity. Such criteria include investment grade bonds with stated maturities of less than ten years. The unrealized investment gains on fixed maturities available for sale and on equity securities as of September 30, 1997, were $15,951,000 and $33,109,000, respectively. The unrealized investment gains on fixed maturities available for sale and on equity securities as of December 31, 1996 were $7,875,000 and $18,444,000, respectively. The increase in unrealized gains on the fixed portfolio was due mostly to the rise in value of our investment grade securities. Stable interest rates have increased the value of our investment grade fixed portfolio. The market value of the Company's fixed maturity investments generally varies inversely with changes in the general level of interest rates. The market value of federal agency and other mortgage pool securities of $60,442,000 as of September 30, 1997, is subject to additional market value volatility due to the impact of changes in prepayment rates on the mortgages which underlie such securities.

  The Company's holdings in noninvestment grade bonds as of September 30, 1997 and December 31, 1996 were approximately eight percent of total invested assets. Total investments held by the Company include highly rated fixed maturities (rated AAA or AA) of 44% at September 30, 1997 and 50% at December 31, 1996. The Company continues to maintain a low level of real estate related investments, consisting primarily of federal agency mortgage pools.

Results for the Quarters Ended September 30, 1997 and September 30, 1996

  Gross premiums written and GAAP combined ratios by operating unit, for the quarters ended September 30, 1997 and 1996, are summarized below:

                                           Three Months Ended
                                             September 30,
                                           1997         1996
                                         --------     --------
                                        (Dollars in thousands)
Personal Lines:
  Gross premiums written                 $ 84,693     $ 65,385
  GAAP combined ratio                        94.1%        96.0%
Commercial Lines:
  Gross premiums written                 $ 46,805     $ 51,111
  GAAP combined ratio                       105.6%       105.8%
Collateral Protection:
  Gross premiums written                 $ 24,243     $ 19,106
  GAAP combined ratio                        99.1%        97.1%
Total:
  Gross premiums written                 $155,741     $135,602
  GAAP combined ratio                        97.9%        99.4%


  The personal lines unit gross premiums written increased 30% for the third quarter of 1997, compared to the third quarter of 1996. The increase in gross premiums written was due principally to premium generated from the state of California, an increase of 71%, as discussed above, as well as from the states of Colorado and Oregon, an increase of 15% and 26%, respectively. The 1.9 point decrease in the GAAP combined ratio was caused by the improved loss and expense ratios, which were impacted by the growth in premium production, and the operating efficiencies of the recently combined personal lines operations, as discussed above.

 The commercial lines unit gross premiums written decreased by eight percent during the third quarter of 1997, compared to the third quarter of 1996. The decrease was primarily as a result of a 13% decrease in premiums in the commercial nonstandard division, partially offset by a 10% increase in the commercial standard division. The commercial lines GAAP combined ratio improved slightly for the third quarter of 1997, compared to the third quarter of 1996, which is the result of a lower loss ratio partially offset by a higher expense ratio.

  The collateral protection unit's gross premiums written increased 27% for the third quarter of 1997, compared to the third quarter of 1996 due to its mortgage fire, physical damage and new mechanical breakdown programs. The

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

mortgage fire program's gross premiums written increased 230% for the third quarter of 1997, compared to the same period in 1996, while the mechanical breakdown program's gross premiums written for the third quarter of 1997 were $2,511,000. In addition, the unit's physical damage program's gross premiums written increased 125% for the third quarter of 1997, compared to the same period in 1996. The unit's GAAP combined ratio increased 2.0 points for the three month period ended September 30, 1997, compared to the same period in the prior year. The increase in the GAAP combined ratio resulted from a 7.0 point increase in the loss ratio, which was offset proportionately by a 5.0 point decrease in the expense ratio. The higher loss ratio and lower expense ratio for the third quarter of 1997 is primarily due to adverse development related to the Northeast blanket vendor single interest program, which is partially offset by lower agency contingent commissions, and a one-time charge for settlement of a lawsuit and related legal fees for mechanical breakdown.

Liquidity and Capital Resources

  Positive cash flow from operations of $40,055,000 was generated for the first nine months of 1997 compared to $36,060,000 for the first nine months of 1996. The $3,995,000 increase in operating cash flow was primarily the result of higher premiums written, mainly from the personal lines, and net investment income collected. This was offset mainly by commercial lines loss and loss adjustment expenses payments which did not decline in proportion to the decline in commercial premium and higher acquisition expenses related to premium production. In addition, 1997 cash flow from operations was adversely impacted by the higher level of federal incomes taxes paid in the first nine months of 1997 as compared to the same period in 1996. An overpayment in 1995 reduced taxes paid in 1996 to nearly zero.

  Net cash used in investing activities was $36,301,000 and $27,337,000 for the first nine months of 1997 and 1996, respectively. The increase in funds used in investing activities in 1997 was related primarily to increases in fixed maturities and equity securities. These increased investment acquisitions were partially offset by cash proceeds received from maturities of short term investments and fixed maturity securities, as well as sales of equity and fixed maturity securities.

  Net cash used in financing was $4,893,000 for the first nine months of 1997, compared to $6,684,000 for the first nine months of 1996. During the first nine months of 1997, the Company made $563,000 in principal payments on its 6.5% term loan compared to $1,125,000 in the same period last year. As of September 30, 1997, the Company had $10,000,000 of funds available under its reducing, revolving credit facility. For the first nine months of 1997 the Company received proceeds of $1,300,000 from the exercise of stock options as compared to $54,000 for the same period in 1996. The Company declared and paid a regular quarterly dividend of $.125 a share in the first three quarters of 1997 and 1996.

  The Company's level of short-term investments at September 30, 1997 and December 31, 1996 was 13.9% and 14.2% of total invested assets, respectively. Overall, the Company maintains sufficient liquidity in its investment portfolio through its short-term investment holdings to meet operating cash requirements.

  In the second quarter of 1997, Fred T. Roberts, Senior Vice President and President of the Commercial Lines Unit since November 1995, announced his retirement at the end of 1997. During the third quarter, the Company announced that John W. Mahoney will join the Company in the fourth quarter as senior vice president/president-elect of nonstandard commercial lines to replace Mr. Roberts. Mr. Mahoney comes to the Company from ERC Specialty/Coregis Insurance Group, a subsidiary of GE Capital, where he was a director of programs. Mr. Mahoney will be responsible for all nonstandard commercial business, while Jim Morey, President of Colorado Casualty Insurance Company will continue to be responsible for all standard commercial business.

  On October 20, 1997, the Company announced plans to purchase Unisun Insurance Company ("Unisun") from Michigan Mutual Insurance Company for $26 million. Unisun, which is primarily a personal lines company, is headquartered in Charleston, South Carolina. Unisun also writes commercial multi-lines, home owners protection and flood insurance under the U. S. Government insured Write Your Own program. The Company expects the transaction to be completed by year-end following appropriate approvals by regulatory authorities.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

  The Company continues to actively seek other acquisition candidates and is currently having discussions with several companies concerning their nonstandard automobile insurance operations. The Company can not predict whether any of these discussions will result in a transaction.

  On October 31, 1997, the Company sold its office building in Madison, Wisconsin for approximately $4,400,000 and will temporarily lease back about 35,000 square feet. During 1998, management intends to relocate to leased space in a building currently under construction for five years at a rental of approximately $500,000 annually.

Forward Looking Statements

  Some of the statements made in the Form 10-Q Report, as well as statements made by the Company in periodic press releases, and statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance of achievements expressed or implied by the forward-looking statements. Such factors include, among the other things (i) general economic and business conditions (ii) interest rate changes; (iii) competition and regulatory environment in which the Company operates; (iv) claims frequency; (v) claims severity; (vi) severe adverse weather conditions; (vii) the cost of automobile repair; (viii) the number of new and renewal policy application submitted by the Company's agents; (ix) changes in the renewal rate on policies written in the state of California; (x) whether the Company will be successful in receiving approval of its purchase of Unisun Insurance Company and if approved whether the transaction will be accretive to earnings; (xi) whether future acquisitions will be made and their effect on the Company's financial results; and
(xii) other factors over which the Company has little or no control.

GUARANTY NATIONAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS


  The Company is routinely engaged in litigation incidental to its business. At September 30, 1997, there was one lawsuit outstanding, which was related to the 1997 Orion Offer. In the judgment of the Company's management, at September 30, 1997, the Company is not engaged in any such litigation which it believes would have a material adverse impact on its financial condition or results of operation, taking into account the reserves established therefore and giving effect to insurance.

ITEM 2.   CHANGES IN SECURITIES

  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5.     OTHER INFORMATION

  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)     Exhibits

                 10.4 Stock Purchase Agreement by and between Guaranty
                  National Insurance Company, Guaranty National Corporation and Michigan Mutual Insurance Company, signed
                  October 20, 1997.

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





DATE:  November 3, 1997